Form 10-Q
period 1996-06-30
GOOD IDEAS ENTERPRISES INC
filed 1996-08-14
CIK 916714

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996
                               ------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996
                               ------------------------------------------------

Commission File Number:            33-73494
                        -------------------------------------------------------



                          GOOD IDEAS ENTERPRISES, INC
- - -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                           #75-2206675
- - -------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)

10410 TRADEMARK STREET, RANCHO CUCAMONGA, CALIFORNIA             91730
- - -------------------------------------------------------------------------------
(Address of Principal Executive Offices)                       (Zip Code)

                                (909)  466-8378
- - -------------------------------------------------------------------------------
               Registrant's Telephone Number, Including Area Code


- - -------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     [ ] Yes     [X] No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 OR 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.    [ ] Yes     [ ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

As of August 11, 1996 - Common Stock, $.001 Par Value   3,948,680

                          GOOD IDEAS ENTERPRISES, INC.

                     STATEMENT OF NET ASSETS IN LIQUIDATION

                                     ASSETS

                                                              JUNE 30         MARCH 31
                                                               1996             1996
                                                           -----------      -----------
                                                           (Unaudited)
Cash and Cash Equivalents                                  $     7,656      $    82,701
Accounts Receivable (Net of allowance for Bad Debts of
$75,213 and $77,061 at June 30, 1996 and March 31, 1996)         37,962           61,612

Inventories                                                    196,734          196,209

Prepaid Expenses                                                 4,151            7,358

Note Receivable - Parent                                     2,045,235        2,052,243

Property and Equipment (Net accumulated
Depreciation of $11,287)                                        15,801           15,801

Other Assets                                                     6,808            6,808
                                                           -----------      -----------
Total Assets                                               $ 2,314,347      $ 2,422,732
                                                           ===========      ===========

                                 LIABILITIES

Accounts Payable                                           $    22,424      $    86,830

Accrued Expenses                                                35,273           28,858

Capital Lease Obligations                                       21,759           22,519

Reserve for Sale or Liquidation Costs                           60,366          110,000
                                                           -----------      -----------
Total Liabilities                                              139,822          248,207
                                                           -----------      -----------

NET ASSETS IN LIQUIDATION (Note 1)*                        $ 2,174,525      $ 2,174,525
                                                           -----------      -----------
*  Comprised of the following:

Preferred Stock, $.001 Par Value, 2,000,000
   Shares Authorized, None Issued and Outstanding          $         -      $         -

Common Stock, $.001 Par Value, 20,000,000 Shares
   Authorized, Issued and Outstanding 3,948,680
   Shares at March 31, 1996 and 1995                             3,949            3,949

Additional Paid-In Capital                                   5,768,662        5,768,662
Accumulated Deficit                                         (3,598,086)      (3,598,086)
                                                           -----------      -----------
                                                           $ 2,174,525      $ 2,174,525
                                                           ===========      ===========

    The accompanying notes are an integral part of the financial statements.

                          GOOD IDEAS ENTERPRISES, INC.

                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                                              FOR THE THREE MONTHS
                                                                 ENDED JUNE 30,
                                                          ---------------------------
                                                             1996             1995
                                                          -----------      ----------
                                                          (Unaudited)
Net Sales (Returns)                                       $   (1,132)      $  340,685
Cost of Sales                                                 20,752          233,362
                                                          ----------       ----------

Gross Profit (Loss)                                          (21,884)         107,323

Operating Expenses:
  Selling, General and Administrative Expenses                68,732          402,971
  Management Fees - Parent                                       -0-           75,000
  Projected costs through sale or liquidation                (49,634)             -0-
                                                          ----------       ----------

Total Operating Expenses                                    (21,884)          477,971
                                                          ----------       ----------

Loss from Operations                                             -0-         (370,648)

Other Income                                                  40,982           44,623
                                                          ----------       ----------

Net Loss                                                  $      -0-       $ (326,025)
                                                          ---------        ----------

Weighted Average Common Shares Outstanding                 3,948,680        4,044,113
                                                          ----------       ----------

Net Loss Per Common Share                                      $(.00)           $(.08)



    The accompanying notes are an integral part of the financial statements.

                          GOOD IDEAS ENTERPRISES, INC.

                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                                               FOR THE THREE MONTHS
                                                                  ENDED JUNE 30,
                                                            --------------------------
                                                              1996             1995
                                                            --------        ----------
Cash Flow From Operating Activities:
  Net Loss                                                  $    -0-        $(326,025)

Adjustments to Reconcile Net Loss to Net Cash
    Used by Operating Activities:
    Depreciation                                                  --           12,395
    Provision for Sales Returns and Allowances                    --          (27,273)
Changes in Operating Assets and Liabilities:
    Decrease in Accounts Receivable                           23,650           46,616
    (Increase) Decrease in Inventories                          (525)         (96,944)
    (Increase Decrease in Prepaid Expenses                     3,207           18,583
    Increase (Decrease) in Accounts Payable                  (64,406)         142,316
    Increase (Decrease) in Accrued Expenses                    6,414           18,202
    (Decrease) in Reserve for Sale of
      Liquidation Costs                                      (49,634)             -0-
                                                            --------       ----------

Total Adjustments                                            (81,294)        (113,895)
                                                            --------       ----------

Net Cash Used by Operating Activities                        (81,294)        (212,130)

Cash Flow From Investing Activities:
    Purchases of Property and Equipment                           --           (7,166)
                                                            --------       ----------

Net Cash Used by Investing Activities                             --           (7,166)

Cash Flows From Financing Activities:
    Net Repayment of Loan to Parent                            7,008           84,309
    Loans to Affiliated Company                                   --          (20,684)
    Payments of Long-Term Debt                                  (760)          (2,274)
                                                            --------       ----------

Net Cash Provided (Used) by Financing Activities               6,280           61,351

Net Decrease in Cash and Cash Equivalents                    (75,045)        (157,945)
  Cash and Cash Equivalents - Beginning of Period            (82,701)         351,355
                                                            --------       ----------

Cash and Cash Equivalents - End of Period                   $  7,656       $  193,410
                                                            --------       ----------
Supplemental Cash Flow Information:

    Cash Paid for Interest                                  $    229       $      761

    Cash Paid for Income Taxes                              $     --       $       --
                                                            --------       ----------


    The accompanying notes are an integral part of the financial statements.

                          GOOD IDEAS ENTERPRISES, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -         Plan of Sale or Liquidation and Basis of Presentation
                 -----------------------------------------------------

                 The Board of Directors of U.S. Alcohol Testing of America, Inc., ("USAT"), owner of 60.8% of the Common Stock of Good Ideas Enterprises, Inc. ("Good Ideas") ("the Company"), decided at its February 26, 1996 meeting to focus on its drug and alcohol testing and human resource provider business and to dispose of what it considered to be noncore businesses, such as the Company. The USAT directors concluded that, because of the history of losses in the Company and what it believed to be the problems generally in the toy industry as well as the belief that new products are necessary to turn the Company around, it would be difficult to make the Company's operations profitable in a reasonable amount of time, if ever. USAT management was authorized by its Board to seek offers to purchase the Company. There can be no assurance that an acceptable offer will be received or as to the terms of such offer. If no acceptable offer is received, the USAT Board intends to liquidate the Company by December 31, 1996. To facilitate this plan, in April 1996, USAT filed a Registration Statement on Form S-4 under the Securities Act of 1933, as amended (the "Securities Act") to register shares of USAT's common stock to be issued to the minority stockholders of the Company upon consummation of a proposed merger of a wholly-owned subsidiary of USAT with and into the Company.

                 Although there are no assurances that the minority stockholders will approve the merger, effective March 31, 1996 the Company changed its basis of accounting from the going concern basis to a liquidation basis. Under the liquidation basis of accounting assets are adjusted to amounts estimated to be realizable, liabilities are stated at anticipated settlement amounts and estimated costs of liquidating the Company are provided to the extent reasonably determinable. Accordingly, the Company has recorded a reserve for the estimated costs to sell or liquidate the Company. The statements of operations and cash flows for the period ended June 30, 1995 have been prepared using the historical cost (going concern) basis of accounting on which the Company had previously been reporting its financial condition and results of operations.

                 In the opinion of Good Ideas, Inc, the Company, the accompanying unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented.

                 Results of operations for interim periods are not necessarily indicative of the results of operations for full year due to external factors which are beyond the control of the Company.

                 The Report should be read with the Company's Annual Report on Form 10-K for the fiscal year March 31, 1996.

NOTE 2-          Cash and Cash Equivalents
                 -------------------------

                 Cash and Cash Equivalents are summarized as follows:

                                               June 30,        March 31,
                                                 1996            1996
                                               -------         --------
            Cash in Bank                        $7,649          $77,951
            Money Market Funds                       7            4,750
                                                ------          -------
                                                $7,656          $82,701
                                                ======          =======

                          GOOD IDEAS ENTERPRISES, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                   CONTINUED



NOTE 3 -         Inventories
                 -----------

                 Inventories are summarized as follows:

                                                            June 30,         March 31,
                                                              1996             1996
                                                            -------          --------
                 Finished Goods                             $ 75,501         $ 74,976
                 Work in Process                              43,463           43,463
                 Raw Materials                               274,770          274,770
                                                            --------         --------

                                                             393,734          393,209
                                                            --------         --------

                 Less: Reserve for write down to
                       Net Realizable Value                  197,000          197,000
                                                            --------         --------
Total Inventory                                             $196,734         $196,209
                                                            ========         ========

NOTE 4 -         Property and Equipment
                 ----------------------
                 Property and equipment is summarized as follows:

                                                             June 30,        March 31,
                                                               1996            1996
                                                             -------         --------
                 Warehouse Equipment                         $27,088         $27,088

                 Less:  Accumulated Depreciation              11,287          11,287
                                                             -------          ------
                                                             $15,801         $15,801
                                                             =======         =======

NOTE 5-          Note Receivable - Parent
                 ------------------------

                 The note receivable from parent consists of demand loans bearing interest at the rate of 8% per annum, due December 31, 1996 and secured by the Parent's shares in the Company.

NOTE 6-          Capital Lease Obligations
                 -------------------------

                 As of June 30, 1996 and March 31, 1996, the Company had capital lease obligations totaling $21,759 and $22,519, respectively. The leases are payable in monthly installments due from February 1988 to January 1999.

                          GOOD IDEAS ENTERPRISES, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE 7-          Recent Developments
                 -------------------

                 The Board of Directors of USAT, at its February 26, 1996 meeting, reached a decision to either sell or liquidate the Company. Accordingly, the financial statements for the year ended March 31, 1996 reflected a writedown of inventory of fixed assets in the amount of approximately $258,000 to reduce the carrying values of these assets to estimated net realizable value. In addition, the Company provided in the results of operations for the year ended March 31, 1996 the projected cost of operations through the date of sale or liquidation totaling $110,000.

                 During April 1996, USAT filed a Registration Statement on Form S-4 under the Securities Act in an attempt, through a consent solicitation, to acquire the common shares owned by the minority interest and thus own 100% of the Company. There can be no assurances that such solicitation will be successfully consummated.

                 During April 1996, an executive of the Company with an employment contract scheduled to terminate on March 31, 1997 resigned her position and will receive $10,000 in severance compensation.

                 On June 25, 1996, the Board of Directors extended the due date of the note receivable from USAT to December 31, 1996. All other terms and conditions of the note remain unchanged.

                     Managements Discussion and Analysis of
                 Financial Condition and Results of Operations


Liquidity and Capital Resources
- - -------------------------------

During the quarter ended June 30, 1996, the Company accrued interest income of $40,982 on its loan to its Parent. The loan bears interest at 8% and is evidenced by notes that become due December 31, 1996. These loans were made with funds in excess of amounts required by the Company and carry interest rates in excess of those available to the Company on short term money market investment.

Cash used by operations was approximately $80,000 compared with $212,000 in the same period of the prior year. The net loss was $0 as a provision of $110,000 was made in the fiscal year ended March 31, 1996 to cover the expenses incurred while management attempted to sell or liquidate the business. No cash was used or provided by investing activities. Financing activities provided approximately $4,000 from the net repayment of the loan to Parent.

The Company believes that its present cash resources are adequate to meet its minimal needs while its assets are held for sale or liquidation.


Results of Operations
- - ---------------------

Three months ended June 30, 1996 compared with three months ended June 30, 1995
- - -------------------------------------------------------------------------------

Net sales for the three months ended June 30, 1996 were net returns of approximately $1,000, compared with sales of $341,000 in the comparable period of the prior year. This decrease is a result of the concentration of management on the sale or liquidation of the Company's assets rather than pursuing traditional sales efforts.

Gross profit was a loss of $22,000 in the three months ended June 30, 1995, compared with a gross profit of $107,000 in the comparable period of the prior year. The loss in the current period reflects the insignificant level of sales during the period, and warehouse rental and other holding cost for the inventory and other assets of the Company.

Selling, general and administrative expenses for the quarter ended June 30, 1996 were $69,000 as compared with $403,000 in the comparable period of its prior year reflecting the elimination of most employees, office facility in Texas and other related costs. The Company incurred no management fees in the quarter ending June 30, 1996 as the Parent suspended these charges retroactive to January 1, 1996.

During the quarter ended June 30, 1996 the Company recognized interest income of approximately $41,000 on its loans to its parent compared with interest income from affiliates of 43,000 in the comparable period of the prior year.

The Company provided $110,000 in its results of operations for the year ended March 31, 1996 to cover losses while the assets of the Company were held for sale or liquidation. Approximately $50,000 of the provisions was utilized in the quarter ended June 30, 1996 to offset losses incurred, resulting in the elimination of any net loss.

                                    PART II

ITEM 1  - Legal Proceedings

          There are no known legal proceedings against the Registrant.


ITEM 2  - Changes in Securities

          There have been no changes in securities of the Registrant.


ITEM 3  - Defaults Upon Senior Securities

          None


ITEM 4  - Increase in Amount of Outstanding Securities

          There have been no changes in the amount of outstanding securities of Registrant.


ITEM 5  - Submission of Matters for a Vote of Shareholders

          There have been no changes in the amount of outstanding securities of the Registrant.


ITEM 6  - Exhibits and Reports on Form 8-K

          Exhibit
            27      Financial Data Schedule

          There were no reports filed on Form 8-K for the quarter ended September 30, 1995.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                           GOOD IDEAS ENTERPRISES, INC
                                                    Registrant

                                           BY: /s/ ROBERT M. STUTMAN
                                               ---------------------------------
                                               Robert M. Stutman
                                               Chief Executive Officer and
                                               Chairman of the Board

                                           BY: /s/ JOSEPH BRADLEY
                                               ---------------------------------
                                               Joseph Bradley
                                               Treasurer, Acting Chief
                                               Financial Officer and
                                               Chief Accounting Officer