Form 10-Q
period 1996-09-30
GOOD IDEAS ENTERPRISES INC
filed 1996-11-20
CIK 916714

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED   SEPTEMBER 30, 1996
                               -------------------------------------------------
COMMISSION FILE NUMBER:             1-12722
                               -------------------------------------------------
                          GOOD IDEAS ENTERPRISES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                            #75-2206675
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

10410 TRADEMARK STREET, RANCHO CUCAMONGA, CALIFORNIA               91730
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                         (Zip Code)

     (909) 466-8378
--------------------------------------------------------------------------------
Registrant's Telephone Number, Including Area Code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

As of November 8, 1996 - Common Stock, $.001 Par Value       3,948,680

ITEM 1.     FINANCIAL STATEMENTS

                          GOOD IDEAS ENTERPRISES, INC.
                     STATEMENTS OF NET ASSETS IN LIQUIDATION


                                     ASSETS
                                                                  SEPTEMBER 30      MARCH 31
                                                                     1996            1996
                                                                  (UNAUDITED)      (AUDITED)
                                                                  -----------     -----------

Cash and Cash Equivalents                                         $     5,764     $    82,701
Accounts Receivable (Net of Allowance for Bad Debts of $76,213
  and $77,061 at September 30, 1996 and March 31, 1996)                76,962          61,612
Inventories                                                           146,735         196,209
Prepaid Expenses                                                        4,151           7,358
Note Receivable - Parent                                            2,007,098       2,052,243
Property and Equipment (Net of Accumulated Depreciation
  of $11,287 at March 31, 1996)                                           -            15,801
Other Assets                                                            6,808           6,808
                                                                  -----------     -----------

Total Assets                                                        2,247,518       2,422,732
                                                                  -----------     -----------

                                   LIABILITIES

Accounts Payable                                                       44,696          86,830
Accrued Expenses                                                       22,118          28,858
Capital Lease Obligations                                                 -            22,519
Reserve for Sale or Liquidation Costs                                  56,179         110,000
                                                                  -----------     -----------

Total Liabilities                                                     122,993         248,207
                                                                  -----------     -----------
Commitments and Contingencies

NET ASSETS IN LIQUIDATION (Note 1)*                               $ 2,124,525     $ 2,174,525
                                                                  ===========     ===========
*Comprised of the following:

Preferred Stock, $.001 Par Value, 2,000,000 Shares
  Authorized, None Issued and Outstanding                         $         -     $         -

Common Stock, $.001 Par Value, 20,000,000 Shares
  Authorized, Issued and Outstanding 3,948,680 Shares
  at September 30 and March 31, 1996                                    3,949           3,949

Additional Paid-In Capital                                          5,768,662       5,768,662
Accumulated Deficit                                                (3,648,086)     (3,598,086)
                                                                  -----------     -----------

                                                                  $ 2,124,525     $ 2,174,525
                                                                  ===========     ===========

    The accompanying notes are an integral part of the financial statements.

                          GOOD IDEAS ENTERPRISES, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                   FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED
                                                           SEPTEMBER 30                  SEPTEMBER 30
                                                  ---------------------------     --------------------------
                                                       1996            1995          1996            1995
                                                  -----------     -----------     -----------     ----------

Net Sales                                         $    50,000     $   754,864     $    48,868     $ 1,095,550
Cost of Sales                                          61,631         469,922          82,383         703,284
                                                  -----------     -----------     -----------     -----------

Gross Profit (Loss)                                   (11,631)        284,942         (33,515)        392,266

Operating Expenses:
  Selling, General and Administrative Expenses         81,870         383,561         150,581         786,534
  Management Fees - Parent                                  -          75,000             -           150,000
  Projected Costs through Sale or Liquidation          (4,187)              -         (53,821)              -
                                                  -----------     -----------     -----------     -----------

Total Operating Expenses                               77,683         458,561          96,760         936,534

Loss from Operations                                  (89,314)       (173,619)       (130,275)       (544,268)

Other Income                                           39,314          38,878          80,275          83,502
                                                   -----------     -----------     -----------     ----------

Net Profit (Loss)                                 $   (50,000)    $  (134,741)    $   (50,000)    $  (460,766)
                                                  ===========     ===========     ===========     ===========

Weighted Average Common Shares Outstanding          3,948,680       3,938,680       3,948,680       3,991,397
                                                  -----------     -----------     -----------     -----------

Net Loss Per Common Share                         $     (0.01)    $     (0.03)    $     (0.01)    $     (0.12)
                                                  ===========     ===========     ===========     ===========

     The accompanying notes are an integral part of the financial statements.

             GOOD IDEAS ENTERPRISES, INC. FOR THE SIX MONTHS ENDED
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  For the Six Months Ended
                                                                        September 30
                                                                     1996         1995
                                                                  ---------     ---------

Cash Flow From Operating Activities:
  Net Profit (Loss)                                               $ (50,000)    $(460,766)

Adjustments to Reconcile Net Loss to Net Cash:
  Used by Operating Activities:
  Depreciation                                                            -        25,187
  Provisions for Sales Returns and Allowances                             -       (11,837)
  Excess of Capital Lease Liability Assumed by Parent
    Over Book Value of Leased Assets Transferred                     (3,703)            -
Changes in Operating Assets and Liabilities:
  (Increase) Decrease in Accounts Receivable                        (15,350)     (247,843)
  (Increase) Decrease in Inventories                                 49,474      (118,462)
  (Increase) Decrease in Prepaid Expenses                             3,207         3,290
  (Increase) Decrease in Other Assets                                   -           1,690
  Increase (Decrease) in Accounts Payable                           (42,134)      160,860
  Increase (Decrease) in Accrued Expenses                            (6,740)       (7,381)
  Increase (Decrease) in Reserve for Sale or Liquidation Costs      (53,821)            -
                                                                  ---------     ---------

Total Adjustments                                                   (69,067)     (194,496)
                                                                  ---------     ---------

Net Cash Used by Operating Activities                              (119,067)     (655,262)
                                                                  ---------     ---------

Cash Flow from Investing Activities:
  Purchase of Property and Equipment                                      -       (14,846)
                                                                  ---------     ---------

Net Cash Provided (Used) by Investing Activities                          -       (14,846)

Cash Flows from Financing Activities:
  Net Payments Received on Loan to Parent                            45,145       742,895
  Loans to Affiliated Company                                             -       (41,784)
  Payments of Capital Lease Obligations                              (3,015)       (4,549)
                                                                  ---------     ---------

Net Cash Provided (Used) by Financing Activities                     42,130       696,562
                                                                  ---------     ---------

Net Increase (Decrease) in Cash and Cash Equivalents                (76,937)       26,454
  Cash and Cash Equivalents - Beginning of Period                    82,701       351,355
                                                                  ---------     ---------

Cash and Cash Equivalents - End of Period                         $   5,764     $ 377,809
                                                                  =========     =========

    The accompanying notes are an integral part of the financial statements.

NOTE 1 -          Plan of Sale or Liquidation and Basis of Presentation

                  The Board of Directors of Substance Abuse Technologies, Inc. ("SAT" or "Parent"), formerly U.S. Alcohol Testing of America, Inc., owner of 60.8% of the Common Stock of Good Ideas Enterprises, Inc., ("Good Ideas" or "the Company"), decided at its February 26, 1996 meeting to focus on its drug and alcohol testing and human resource provider businesses and to dispose of what it considered to be noncore businesses, such as the Company. The SAT directors concluded that, because of the history of losses in the Company and what they believed to be the problems generally in the toy industry, as well as the belief that new products are necessary to turn the Company around, it would be difficult to make the Company's operations profitable in a reasonable amount of time, if ever. SAT management was authorized by its Board to seek offers to purchase the Company. There can be no assurance that an acceptable offer will be received or as to the terms of such offer. If no acceptable offer is received, the SAT Board intends to liquidate the Company by December 31, 1996. To facilitate this plan, in April 1996, SAT filed a Registration Statement on Form S-4 under the Securities Act of 1993, as amended (the "Securities Act"), to register shares of SAT's common stock to be issued to the minority stockholders of the Company upon consummation of a proposed merger of a wholly-owned subsidiary of SAT with and into the Company. There can be no assurances that the minority stockholders will approve the merger.

                  Effective March 31, 1996, the Company changed its basis of accounting from the going concern basis to a liquidation basis. Under the liquidation basis of accounting, assets are adjusted to amounts estimated to be realizable, liabilities are stated at anticipated settlement amounts and estimated costs of liquidating the Company are provided to the extent reasonably determinable. Accordingly, at March 31, 1996, the Company recorded a reserve for the estimated costs to sell or liquidate the Company and has reflected the expenses applied to the reserve as a separate line on the statement of operations. The statements of operations and cash flows for the period ended September 30, 1995 have been prepared using the historical cost (going concern) basis of accounting on which the Company had previously been reporting its financial condition and results of operations.

                  In the opinion of Good Ideas, the accompanying unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the periods presented.

                  Results of operations for interim periods are not necessarily indicative of the results of operations for full year due to external factors which are beyond the control of the Company.

                  The Report should be read with the Company's Annual Report on Form 10-K for the fiscal year March 31, 1996.

NOTE 2 -          Cash and Cash Equivalents

                  Cash and cash equivalents are summarized as follows:

                                                            SEPTEMBER 30    MARCH 31
                                                                1996          1996
                                                              -------       -------
                  Cash in Bank                                $ 5,757       $77,951
                  Money Market Funds                                7         4,750
                                                              -------       -------

                                                              $ 5,764       $82,701
                                                              =======       =======

                        GOOD IDEAS ENTERPRISE, INC.
                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)

NOTE 3 -    Inventories

            Inventories are summarized as follows:          SEPTEMBER 30     MARCH 31
                                                                1996           1996
                                                              --------       --------
            Finished Goods                                    $ 91,022       $ 74,976
            Work in Process                                     33,785         43,463
            Raw Materials                                      218,928        274,770
                                                              --------       --------
                                                               343,735        393,209
                                                              --------       --------
            Less:  Reserve for write down and
               Net Realizable Value                            197,000        197,000
                                                              --------       --------
            Total Inventory                                   $146,735       $196,209
                                                              ========       ========

NOTE 4 -          Property and Equipment

                  Property and equipment is summarized as follows:

                                                              SEPTEMBER 30     MARCH 31
                                                                  1996           1996
                                                                --------       --------
                     Warehouse Equipment                         $     -       $ 27,088
                     Less:  Accumulated Depreciation                   -         11,287
                                                                 -------       --------
                     Total Property and Equipment                $     -       $ 15,801
                                                                 =======       ========

NOTE 5 -          Note Receivable

                  The note receivable from parent consists of demand loans bearing interest at the rate of 8% per annum, due December 31, 1996 and secured by the Parent's shares in the Company.

NOTE 6 -          Capital Lease Obligations

                  As of March 31, 1996, the Company had capital lease obligations totaling $22,519. The leases were payable in monthly installments due from February 1988 to January 1999. These leases, together with the equipment financed, were transferred to the Parent during the quarter ended September 30, 1996.

NOTE 7 -          Recent Developments

                  The Board of Directors of SAT, at its February 26, 1996 meeting, reached a decision to either sell or liquidate the Company. Accordingly, the financial statements for the year ended March 31, 1996 reflected a writedown of inventory and fixed assets in the amount of approximately $258,000 to reduce the carrying values of these assets to estimated net realizable value. In addition, the Company provided in the results of operations for the year ended March 31, 1996 the projected cost of operations through the date of sale or liquidation totaling $110,000. During the quarter ended September 30, 1996, the Company provided an additional $50,000 to cover the projected cost of operation through date of liquidation.

                  During April 1996, an executive of the Company with an employment contract scheduled to terminate on March 31, 1997 resigned her position and received $10,000 in severance compensation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

     During the six months ended September 30, 1996, the Company accrued interest income of approximately $81,000 on its loan to its Parent. The loan bears interest at 8% and is evidenced by notes that become due December 31, 1996. These loans were made with funds in excess of amounts required by the Company and carry interest rates in excess of those available to the Company on short term money market investment.

     Even if the Note Receivable ($2,007,698 at September 30, 1996) was paid by the Parent, management does not believe that this amount would be sufficient for the Company to acquire all of the products necessary to turn the Company around and, if the Company is liquidated as currently contemplated as the alternative to sale, 60.8% or $1,220,316 of such payment would be returned to the Parent and only 39.2% or $786,782 would go to the Company's minority stockholders, assuming that all creditor claims were satisfied.

     Cash used by operations during the six months ended September 30, 1996 was approximately $119,000 as compared with $655,000 in the same period of the prior year. The net loss was $50,000, which represented an increase in the $110,000 reserve which was established in the fiscal year ended March 31, 1996 to cover the expenses incurred while management attempted to sell or liquidate the business. The additional reserve was established due to delays encountered in selling or liquidating the business. Financing activities provided approximately $42,000 primarily from the partial repayment of the loan to Parent.

     The Company believes that its present cash resources are adequate to meet its minimal needs while its assets are held for sale or liquidation.


RESULTS OF OPERATIONS

Three months ended September 30, 1996 as compared with three months ended September 30, 1995

     Net sales for the three months ended September 30, 1996 were $50,000 as compared with $755,000 for the same period of the prior year. The decrease of $705,000 reflected the suspension of normal operations as the assets of the Company are held for sale or liquidation.

     A negative gross profit of $12,000 was incurred in the three months ended September 30, 1996 as compared with a gross profit of $285,000 in the same period of the prior year. The loss in the current period reflected the insignificant level of sales and warehouse rental and other holding costs for the inventory pending sale or liquidation.

     Selling, general and administrative expenses for the three months ended September 30, 1996 were $82,000 as compared with $384,000 in the same period of the prior year. The decrease of $302,000 was attributable to the suspension of operations. Expenses continuing in 1996 consisted primarily of salary and benefits of the Company's remaining employee, a severance payment of $10,000 and $30,000 of legal costs incurred in connection with the proposed offer by the Parent to acquire common shares owned by the minority interest.

     During the three-month period ended September 30, 1996, the Company recorded approximately $40,000 in interest income from a loan to its Parent. Approximately the same amount was recorded in the same period of the prior year.

Six months ended September 30, 1996 as compared with six months ended September 30,1995

     Net sales for the six months ended September 30, 1996 were approximately $49,000 as compared with sales of $1,096,000 in the comparable period of the prior year. This decrease was a result of the concentration of management on the sale or liquidation of the Company's assets rather than pursuing traditional sales efforts.

RESULTS OF OPERATIONS (CONTINUED)

     There was a negative gross profit of $36,000 in the six months ended September 30, 1996 as compared with a gross profit of $392,000 in the comparable period of the prior year. The loss in the current period reflected the insignificant level of sales during the period, and warehouse rental and other holding costs for the inventory and other assets of the Company.

     Selling, general and administrative expenses for the six months ended September 30, 1996 were $152,000 as compared with $786,000 in the comparable period of its prior year reflecting the elimination of most employees and the office facility in Texas and other related costs. The Company incurred no management fees in the six months ended September 30, 1996 as the Parent suspended these charges retroactive to January 1, 1996.

     During the six months ended September 30, 1996, the Company recognized interest income of approximately $81,000 on its loans to the Parent as compared with interest income from affiliates of a comparable amount in the same period of the prior year.

     The Company provided a reserve for sale or liquidation costs of $110,000 in its results of operations for the year ended March 31, 1996. Approximately $100,000 of the reserve was utilized in the six months ended September 30, 1996 to offset losses incurred, resulting in the elimination of any net loss from operations. However, due to the delay in the sale or liquidation of the assets of the Company, an additional provision of $50,000 was charged against the current quarter income to cover costs expected to be incurred through sale or liquidation.

                                     PART II
                                OTHER INFORMATION


ITEM 1  -  Legal Proceedings

           There are no known legal proceedings pending against the Registrant.

ITEM 2  -  Changes in Securities

           There have been no changes in securities of the Registrant during the period covered by these Reports.

ITEM 3  -  Defaults upon Senior Securities

           None

ITEM 4  -  Submission of Matters for a Vote of Security Holders

           There was no matter submitted to a stockholder vote during the period covered by these Reports.

ITEM 5 -   Other Information

           Not applicable.

ITEM 6  -  Exhibits and Reports on Form 8-K

           (a)  Exhibits

                27.1  Financial Data Schedule.

           (b)  Reports on Form 8-K

                A Current Report on Form 8-K reporting Item 4 (Changes in Registrant's Certifying Accountant) was filed on September 18, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                                   GOOD IDEAS ENTERPRISES, INC.
                                                           Registrant



Date:  November 19, 1996                       BY:  /s/ DENNIS A. WITTMAN
                                                   -----------------------------
                                                   Dennis A. Wittman
                                                   Vice President of Finance and
                                                   Chief Financial Officer