Form 10-Q
period 1996-12-31
GOOD IDEAS ENTERPRISES INC
filed 1997-02-14
CIK 916714

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED      DECEMBER 31, 1996
                              --------------------------------------------------

COMMISSION FILE NUMBER:     1-12722
                        --------------------------------------------------------

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

    4517 N.W. 31ST AVENUE, FT. LAUDERDALE, FLORIDA                33309
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                        (Zip Code)

                                 (954) 739-9600
--------------------------------------------------------------------------------
               Registrant's Telephone Number, Including Area Code

           10410 TRADEMARK STREET, RANCHO CUCAMONGA, CALIFORNIA 91730
--------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

As of February 10, 1997 - Common Stock, $.001 Par Value       3,948,680

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                          GOOD IDEAS ENTERPRISES, INC.
                     STATEMENTS OF NET ASSETS IN LIQUIDATION

                                     ASSETS

                                                 DECEMBER 31
                                                    1996        MARCH 31
                                                 (UNAUDITED)       1996
                                                 -----------    ----------
Cash and Cash Equivalents                       $       532    $    82,701
Accounts Receivable (Net of Allowance
  for Bad Debts of $76,427
  and $77,061 at December 31, 1996
  and March 31, 1996)                                75,156         61,612
Inventories                                         146,735        196,209
Prepaid Expenses                                      2,494          7,358
Note Receivable - Parent                          1,971,936      2,052,243
Property and Equipment (Net of
  Accumulated Depreciation
  of $11,287 at March 31, 1996)                        --           15,801
Other Assets                                          6,808          6,808
                                                 -----------    ----------

Total Assets                                      2,203,661      2,422,732
                                                 -----------    ----------

  LIABILITIES

Accounts Payable                                     18,371         86,830
Accrued Expenses                                     20,018         28,858
Capital Lease Obligations                              --           22,519
Reserve for Sale or Liquidation Costs                40,747        110,000
                                                 -----------    ----------

Total Liabilities                                    79,136        248,207
                                                 -----------    ----------

Commitments and Contingencies

NET ASSETS IN LIQUIDATION (Note 1)*             $ 2,124,525    $ 2,174,525
                                                ===========    ===========
*Comprised of the following:

Preferred Stock, $.001 Par Value,
  2,000,000 Shares Authorized,
  None Issued and Outstanding                   $       --     $      --

Common Stock, $.001 Par Value,
  20,000,000 Shares Authorized, Issued
  and Outstanding 3,948,680 Shares
  at December 31 and March 31, 1996                   3,949          3,949

Additional Paid-In Capital                        5,768,662      5,768,662
Accumulated Deficit                              (3,648,086)    (3,598,086)
                                                 -----------    ----------
                                                 $ 2,124,525    $2,174,525
                                                 ===========    ==========



    The accompanying notes are an integral part of the financial statements.

                          GOOD IDEAS ENTERPRISES, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                             FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                                                    DECEMBER 31                      DECEMBER 31
                                                           ------------------------------  --------------------------------
                                                                1996           1995             1996            1995
                                                           --------------- --------------  --------------- ----------------
Net Sales                                                  $           --  $     377,866   $       48,868  $     1,473,416
Cost of Sales                                                       8,945        439,013           91,327        1,142,298
                                                           --------------- --------------  --------------- ----------------

Gross Profit (Loss)                                                (8,945)       (61,147)         (42,459)         331,118

Operating Expenses:
  Selling, General and Administrative Expenses                     45,905        352,563          196,486        1,139,095
  Management Fees - Parent                                             --         75,000              --           225,000
  Projected Costs through Sale or Liquidation                     (15,431)            --          (69,252)              --
                                                           --------------- --------------  --------------- ----------------

Total Operating Expenses                                           30,474        427,563          127,234        1,364,095

Loss from Operations                                              (39,419)      (488,710)        (169,693)      (1,032,977)

Other Income                                                       39,419         17,217          119,693          100,718
                                                           --------------- --------------  --------------- ----------------

Net Profit (Loss)                                          $           --  $     (471,493) $      (50,000) $      (932,259)
                                                           =============== ==============  =============== ================

Weighted Average Common Shares Outstanding                      3,948,680       3,942,013        3,948,680        3,974,936
                                                           --------------- --------------  --------------- ----------------

Net Loss Per Common Share                                  $           --  $       (0.12)  $        (0.01) $         (0.23)
                                                           =============== ==============  =============== ================



    The accompanying notes are an integral part of the financial statements.

                          GOOD IDEAS ENTERPRISES, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                 FOR THE NINE MONTHS ENDED
                                                                        DECEMBER 31
                                                                    1996         1995
                                                                 -----------  -----------
Cash Flow From Operating Activities:
  Net Profit (Loss)                                              $   (50,000) $  (932,259)

Adjustments to Reconcile Net Loss to Net Cash:
  Used by Operating Activities:
  Depreciation                                                          --         53,012
  Provisions for Sales Returns and Allowances                           --        (15,683)
  Value of Common Stock Issued to Officer as Compensation               --          5,000
  Excess of Capital Lease Liability Assumed by Parent
    Over Book Value of Leased Assets Transferred                      (3,703)        --
Changes in Operating Assets and Liabilities:
  (Increase) Decrease in Accounts Receivable                         (13,544)     140,816
  (Increase) Decrease in Inventories                                  49,474      168,658
  (Increase) Decrease in Prepaid Expenses                              4,864       97,301
  (Increase) Decrease in Other Assets                                   --          8,535
  Increase (Decrease) in Accounts Payable                            (68,459)      30,934
  Increase (Decrease) in Accrued Expenses                             (8,840)     (24,924)
  Increase (Decrease) in Reserve for Sale or Liquidation Costs       (69,253)        --
                                                                 -----------  -----------

Total Adjustments                                                   (109,461)     463,649
                                                                 -----------  -----------

Net Cash Used by Operating Activities                               (159,461)    (468,610)
                                                                 -----------  -----------

Cash Flow from Investing Activities:
  Purchase of Property and Equipment                                    --        (14,846)
  Disposal of Property and Equipment                                    --         48,117
                                                                 -----------  -----------

Net Cash Provided (Used) by Investing Activities                        --         33,271

Cash Flows from Financing Activities:
  Net Payments Received on Loan to Parent                             80,307      295,905
  Payments of Capital Lease Obligations                               (3,015)      (6,828)
                                                                 -----------  -----------

Net Cash Provided (Used) by Financing Activities                      77,292      289,077
                                                                 -----------  -----------

Net Increase (Decrease) in Cash and Cash Equivalents                 (82,169)    (146,262)
  Cash and Cash Equivalents - Beginning of Period                     82,701      351,355
                                                                 -----------  -----------

Cash and Cash Equivalents - End of Period                        $       532  $   205,093
                                                                 ===========  ===========



    The accompanying notes are an integral part of the financial statements.

                          GOOD IDEAS ENTERPRISES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)





NOTE 1 -         Plan of Sale or Liquidation and Basis of Presentation
                 -----------------------------------------------------
                 The Board of Directors of Substance Abuse Technologies, Inc. ("SAT" or the "Parent"), formerly U.S. Alcohol Testing of America, Inc., owner of 60.8% of the Common Stock of Good Ideas Enterprises, Inc., ("Good Ideas" or the "Company"), decided at its February 26, 1996 meeting to focus on its drug and alcohol testing and human resource provider businesses and to dispose of what it considered to be noncore businesses, such as the Company. The SAT directors concluded that, because of the history of losses in the Company and what they believed to be the problems generally in the toy industry, as well as the belief that new products were necessary to turn the Company around, it would be difficult to make the Company's operations profitable in a reasonable amount of time, if ever. SAT management was authorized by its Board to seek offers to purchase the Company. There can be no assurance that an acceptable offer will be received or as to the terms of such offer. If no acceptable offer is received, the SAT Board intends to liquidate the Company after the results of a consent solicitation for the merger hereinafter described are known. To facilitate this plan, in April 1996, SAT filed a Registration Statement on Form S-4 under the Securities Act of 1993, as amended (the "Securities Act"), to register shares of SAT's common stock to be issued to the minority stockholders of the Company upon consummation of a proposed merger of a wholly-owned subsidiary of SAT with and into the Company. There can be no assurances that the minority stockholders will approve the merger.

                 Effective March 31, 1996, the Company changed its basis of accounting from the going concern basis to a liquidation basis. Under the liquidation basis of accounting, assets are adjusted to amounts estimated to be realizable, liabilities are stated at anticipated settlement amounts and estimated costs of liquidating the Company are provided to the extent reasonably determinable. Accordingly, at March 31, 1996, the Company recorded a reserve for the estimated costs to sell or liquidate the Company and has reflected the expenses applied to the reserve as a separate line on the statement of operations. The statements of operations and cash flows for the period ended December 31, 1995 have been prepared using the historical cost (going concern) basis of accounting on which the Company had previously been reporting its financial condition and results of operations.

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

NOTE 2 -         Cash and Cash Equivalents
                 Cash and cash equivalents are summarized as follows:

                                                DECEMBER 31          MARCH 31
                                                    1996               1996
                                                 ----------         ----------
                      Cash in Bank               $      532         $   77,951
                      Money Market Funds               --                4,750
                                                 ----------         ----------

                                                 $      532         $   82,701
                                                 ==========         ==========

                          GOOD IDEAS ENTERPRISES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)




NOTE 3 -         Inventories

                 Inventories are summarized as follows:                       DECEMBER 31        MARCH 31
                                                                                  1996             1996
                                                                             --------------   --------------
                      Finished Goods                                         $       91,022   $       74,976
                      Work in Process                                                33,785           43,463
                      Raw Materials                                                 218,928          274,770
                                                                             --------------   --------------
                                                                                    343,735          393,209
                                                                             --------------   --------------
                      Less:  Reserve for write down and
                            Net Realizable Value                                    197,000          197,000
                                                                             --------------   --------------
                      Total Inventory                                        $     146,735    $      196,209
                                                                             ==============   ==============

NOTE 4 -         Property and Equipment
                 ----------------------                                       DECEMBER 31        MARCH 31
                 Property and equipment is summarized as follows:                1996              1996
                                                                             --------------   --------------

                      Warehouse Equipment                                    $          --    $       27,088
                      Less:  Accumulated Depreciation                                   --            11,287
                                                                             --------------   --------------
                      Total Property and Equipment                           $          --    $       15,801
                                                                             ==============   ==============


NOTE 5 -         Note Receivable
                 The note receivable from the Parent consists of demand loans bearing interest at the rate of 8% per annum, due March 31, 1997 and secured by the Parent's shares in the Company.

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

                 Effective December 31, 1996, the employment contract with William D. Robbins, Chief Executive Officer, expired and his employment was terminated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended December 31, 1996, the Company accrued interest income of approximately $120,000 on its loan to its Parent. The loan bears interest at 8% and is evidenced by notes that become due March 31, 1997. These loans were made with funds in excess of amounts required by the Company and carry interest rates in excess of those available to the Company on short term money market investments.

     Even if the Note Receivable ($1,971,936 at December 31, 1996) was paid by the Parent, management does not believe that this amount would be sufficient for the Company to acquire all of the products necessary to turn the Company around and, if the Company is liquidated as currently contemplated as the alternative to sale, 60.8% or approximately $1,199,000 of such payment would be returned to the Parent and only 39.2% or approximately $773,000 would go to the Company's minority stockholders, assuming that all creditor claims were otherwise satisfied.

     Cash used by operations during the nine months ended December 31, 1996 was approximately $159,000 as compared with $469,000 in the same period of the prior year. The net loss for the nine months ended December 31, 1996 was $50,000, which represented an increase in the $110,000 reserve which was established in the fiscal year ended March 31, 1996 to cover the expenses incurred while management attempted to sell or liquidate the business. The additional reserve was established due to delays encountered in selling or liquidating the business. Financing activities provided approximately $77,000 primarily from the partial repayment of the loan to the Parent.

     The Company believes that its present cash resources are adequate to meet its minimal needs while its assets are held for sale or liquidation.


RESULTS OF OPERATIONS

Three months ended December 31, 1996 as compared with three months ended December 31, 1995

     There were no net sales for the three months ended December 31, 1996 as compared with $378,000 for the same period of the prior year. The decrease of $378,000 reflected the suspension of normal operations as the assets of the Company are held for sale or liquidation.

     A negative gross profit of $9,000 was incurred in the three months ended December 31, 1996 as compared with a negative gross profit of $61,000 in the same period of the prior year. The loss in the current period reflected the lack of sales and warehouse rental and other holding costs for the inventory pending sale or liquidation.

     Selling, general and administrative expenses for the three months ended December 31, 1996 were $46,000 as compared with $353,000 in the same period of the prior year. The decrease of $307,000 was attributable to the suspension of operations. Expenses continuing in 1996 consisted primarily of salary and benefits of the Company's remaining employee who was terminated on December 31, 1996.

     During the three-month period ended December 31, 1996, the Company recorded approximately $39,000 in interest income from a loan to its Parent as compared with $36,000 of interest income in the same period of the prior year, offset by a loss on the disposal of fixed assets of approximately $20,000.



Good Ideas

Nine months ended December 31, 1996 as compared with nine months ended December 31, 1995

     Net sales for the nine months ended December 31, 1996 were approximately $49,000 as compared with sales of $1,473,000 in the comparable period of the prior year. This decrease was a result of the concentration of management on the sale or liquidation of the Company's assets rather than pursuing traditional sales efforts.

     There was a negative gross profit of $42,000 in the nine months ended December 31, 1996 as compared with a gross profit of $331,000 in the comparable period of the prior year. The loss in the current period reflected the insignificant level of sales during the period and warehouse rental and other holding costs for the inventory and other assets of the Company.

     Selling, general and administrative expenses for the nine months ended December 31, 1996 were $196,000 as compared with $1,139,000 in the comparable period of its prior year reflecting the elimination of most employees and the office facility in Texas and other related costs. The Company incurred no management fees in the nine months ended December 31, 1996 as the Parent suspended these charges retroactive to January 1, 1996.

     During the nine months ended December 31, 1996, the Company recognized interest income of approximately $120,000 on its loans to the Parent as compared with interest income from affiliates of $118,000 in the same period of the prior year. The prior year net other income (expense) included a charge of $20,000 for loss on disposal of fixed assets.

     The Company provided a reserve for sale or liquidation costs of $110,000 in its results of operations for the year ended March 31, 1996. However, due to the delay in the sale or liquidation of the assets of the Company, an additional provision of $50,000 was charged against the second quarter income to cover costs expected to be incurred through sale or liquidation. Approximately $119,000 of the reserve was utilized in the nine months ended December 31, 1996 to offset losses incurred.



Good Ideas

                                     PART II
                                OTHER INFORMATION


ITEM 1  -  Legal Proceedings

           There are no known legal proceedings pending against the Registrant.

ITEM 2  -  Changes in Securities

           There have been no changes in securities of the Registrant during the period covered by these Reports.

ITEM 3  -  Defaults upon Senior Securities

           None

ITEM 4  -  Submission of Matters for a Vote of Security Holders

           There was no matter submitted to a stockholder vote during the period covered by these Reports.

ITEM 5 -   Other Information

           Effective January 1, 1997, the Good Ideas Common Stock was delisted from the Pacific Stock Exchange and now trades on the over-the-counter market.

ITEM 6  -  Exhibits and Reports on Form 8-K

           None.




Good Ideas

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                      GOOD IDEAS ENTERPRISES, INC.
                                           Registrant



Date:  February  14, 1997             BY:     /s/ Dennis A. Wittman
       ------------------------              -------------------------------
                                             Dennis A. Wittman
                                             Vice President of Finance and
                                                Chief Financial Officer