Form 10-K/A
period 1996-03-31
GOOD IDEAS ENTERPRISES INC
filed 1997-04-15
CIK 916714

<PAGE 1>

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              FORM 10-K/A

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   	SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended March 31, 1996

                     Commission File Number 1-12722

                      GOOD IDEAS ENTERPRISES, INC.
        (Exact name of registrant as specified in its charter)

                              Delaware
   (State or other jurisdiction of incorporation or organization)

                             75-2206675
                 (I.R.S. Employer Identification No.)

                         10410 Trademark Street
                   Rancho Cucamonga, California  91730
                           (909) 466-8378
      (Address, including zip code, and telephone number, including area code,of registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:
 Common Stock, $.001 par value

Securities registered pursuant to Section 12(g) of the Act:  None

	Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [ ]

	Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

	As of June 13, 1996, there were 3,948,680 shares of Common
Stock outstanding.

	The Registrant has only one class of voting stock outstanding, the Common Stock. As of June 13, 1996, the aggregate market value of the Common Stock held by non-affiliates was $774,340 based on the closing sale price of such stock on that date

<PAGE 2>

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        	CONDITION AND RESULTS OF OPERATIONS

General

 USAT acquired an interest in Good Ideas in May 1992. For the period from July 1992 through March 1993, USAT provided management and administrative services to Good Ideas in exchange for a fixed monthly fee of $25,000. In April 1993, Good Ideas and USAT entered into a formal Management Agreement pursuant to which the fee for such services from April through September 1993 was ten percent of annual net sales. Pursuant to the Management Services Agreement effective as of October 1, 1993, such fees are computed on the basis of a fixed monthly charge of $25,000, plus five percent of annual gross sales in excess of $5,000,000. On February 26, 1996, USAT suspended payment of management fees by Good Ideas to USAT retroactive to January 1, 1996.

 Because of the declining sales of Good Ideas and what management believes to be the problems generally in the toy industry (see the section "Results of Operations, Fiscal 1996 vs Fiscal 1995" under this caption), the USAT Board of Directors concluded on February 26, 1996 that Good Ideas was not likely to reverse the trend of increasing losses during the next 12 months. The Board believed that, whether or not the Merger (see the section "Relationships with USAT" in Item 1 to this Report) was consummated, the only way to improve operational results was to secure new toy products, whether through licensing arrangements or otherwise; however, this type of program, even if successful, as to which there can be no assurance, would require substantial cash investments, which is contrary to the Board's conclusion that the best opportunity for USAT and its subsidiaries as maximizing revenues and securing profitability was by concentrating on its alcohol and drug testing and human resource provider segments as its core businesses. Accordingly, on February 26, 1996, the USAT Board authorized management to seek a buyer for Good Ideas. The Good Ideas Board believes that, pending receipt of an acceptable offer, as to which there can be no assurance, Good ideas' cash resources and expected cash flow from operations, coupled with its cost reduction actions (such as not renewing the lease for office and warehouse facilities and eliminating the management fee,) will be sufficient to meet Good Ideas' cash requirements for the next 12 months if such time is required to sell or liquidate. However, there can be no assurance that additional funds may not be required. The USAT Board and the Good Ideas Board each believes that liquidation of Good Ideas by no later than December 31, 1996 would be preferable than investing at that time substantial additional funds in Good Ideas, other than repaying USAT's indebtedness to Good Ideas due June 30, 1996. The Merger would terminate USAT's obligation to make such repayment.

Liquidity and Capital Resources

	Prior to July 1992, Good Ideas financed its operations primarily through borrowings under a bank line of credit and cash generated from operations. From July 1992 through Good Ideas' initial public offering in February 1994, Good Ideas financed its operations primarily through loans from USAT and cash generated from operations.

<PAGE 3>

	As of March 31, 1996, Good Ideas' working capital was $2,165,000 as compared to working capital of $3,572,000 as of March 31, 1995. The outstanding loans to USAT of $2,052,000 were made with funds in excess of amounts required for operating capital and carry interest rates in excess of those available to Good Ideas on short-term money market investments. The loans bear interest at the rate of eight percent and are evidenced by notes that become due on December 31, 1996. During fiscal 1996, Good Ideas received net loan repayments of $171,000 from USAT.

	Cash used by operations was $444,000 for fiscal 1996. The net loss for the period was $1,566,000. Significant non-cash operating charges of depreciation in the amount of $60,000, writedown of assets to realizable value of $258,000 and projected costs through sale or liquidation of $110,000 reduced the cash loss. Cash was provided through payments received on accounts receivable of $251,000, decreases in inventories of $370,000 and prepaid expenses of $103,000, and cash was used to pay down accounts payable and accrued expenses by $68,000.

 Cash was provided by investing activities during fiscal 1996 through the net disposal of property and equipment in the amount of $13,000.

 Cash provided from financing activities was $162,000 for fiscal 1996 related to net repayments by USAT with respect to its loan from Good Ideas in the amount of $171,000, offset by $9,000 in payments made on capital leases.

 Management believes that many retailers are minimizing the number of vendors which they purchase from and are reducing the number of items carried in inventory, which has the result of squeezing out smaller companies with limited product lines. Additionally, retailers increasingly require manufacturers to store inventory until sale, which significantly increases manufacturing costs. Because of the declining sales and the problems generally in the toy industry, the USAT Board authorized on February 26, 1996, management to seek a buyer for Good Ideas. However, the Good Ideas Board believes that, pending receipt of an acceptable offer, as to which there can be no assurance, Good Ideas' cash resources and expected cash flows from operations, coupled with its cost reduction actions (such as not renewing the lease for office and warehouse facilities and eliminating the management fee), will be sufficient to meet Good Ideas' cash requirements for the next 12 months if such time was required to sell or liquidate. However, there can be no assurance that additional funds may not be required. In such event, assuming no acceptable sale offer, the Good Ideas Board could reconsider if liquidation of Good Ideas was preferable to seeking additional funding after Good Ideas was repaid the indebtedness from USAT. However, the USAT Board currently intends to liquidate Good Ideas by December 31, 1996 if no acceptable sales offer is received.

<PAGE 4>

Results of Operations

Fiscal 1996 vs. Fiscal 1995

	Net sales for fiscal 1996 were $1,508,000, a decrease of $3,098,000 or 67.3% from the net sales in the prior year. Of this decrease, $1,944,000 or 62.8% was attributable to Toys R Us, the major customer of Good Ideas, not placing orders for Good Ideas' toy products. The customer attributed its reduction in orders to its large inventories and declining sales and customer traffic. Management believes that other manufacturers in the toy industry are currently facing these same problems - their distributors or retailers to which they sell have large inventories of products and declining sales and customer traffic. In addition, management believes that many retailers are minimizing their number of vendors and reducing the number of items carried in inventory, which has the result of squeezing out the smaller companies with their limited product lines. Net sales from Good Ideas' wooden construction toy category for the fiscal 1996 were $967,000, a decrease of $1,874,000 or 66.0% from the net sales in the comparable period in fiscal 1995. Net sales from Good Ideas' equestrian line of toys, consisting of horses, saddles and accessories, for fiscal 1996 were $531,000, representing a decrease of $682,000 or 56.2% from those in the prior year. Net sales of Good Ideas' other product lines for fiscal 1996 were $10,000, a decrease of $542,000 or 98.2% from the prior year. The decrease was attributable to the discontinuance of Good Ideas' line of corrugated cardboard construction toys because of significant increases in the cost of materials.

	Gross profit for fiscal 1996 was $163,000, or 10.8% of net sales, as compared to $1,324,000, or 28.7% of net sales, for the prior year. The decrease in gross profit as a percentage of net sales was primarily due to lower sales volumes in relation to fixed costs and the write-off of obsolete inventory in the amount of $192,000. Good Ideas had reviewed its inventory for obsolescence annually and written off to cost of sales inventory determined to be obsolete. The fiscal 1996 write-off is more significant in relation to gross profit than past years due to the lower sales level and the pending sale or liquidation of assets. Prior year provisions for obsolescence were not significant in relation to higher cost of sales and gross profit levels.

	Selling, general and administrative expenses for fiscal 1996 decreased to $1,279,000 from $1,924,000 in fiscal 1995, which decrease was attributable to reductions in payroll and related costs during fiscal 1996.

	Good Ideas recognized interest income from its loans to its major shareholder, SAT, and U.S. Rubber Recycling, Inc. ("USRR"), a wholly owned subsidiary of SAT, of $158,000 during fiscal 1996 compared to $68,000 during fiscal 1995. Good Ideas also recognized interest income from money market investments of $3,500 and $42,000 in fiscal 1996 and 1995, respectively.

	Management fees paid to SAT were $225,000 for fiscal 1996, representing a decrease of $80,000 from the $305,000 of fees paid for fiscal 1995. The decrease resulted from SAT's suspension of the management fee retroactive to January 1, 1996.

<PAGE 5>

	The net loss for the fiscal 1996 was $1,566,000, representing an increase of $768,000 from the net loss of $798,000 for fiscal 1995. The increase in the net loss was due to the decreases in sales and gross profit offset by the decreases in selling, general and administrative expenses and management fees, all as described in the preceding paragraphs. The net loss for the current year was also increased by writedown of assets in the amount of $258,000 and projected costs through sale or liquidation in the amount of $110,000.

	As March 31, 1996, Good Ideas had net operating loss carryforwards of approximately $3,085,000 for federal income tax purposes. Good Ideas adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," effective January 1, 1992. The adoption of this statement did not have a material effect on Good Ideas' financial condition or results of operations. Net operating loss carryforwards can be used to offset federal taxable income during a 15-year period from the date of the loss. Under the Tax Reform Act of 1986, the amounts of, and the benefit from, net operating losses that can be carried forward may be impaired or limited in certain circumstances. Events which may offset these carryforwards include, but are not limited to, a cumulative stock ownership change of greater than 50%, as defined, over a three-year period.

	Unless Good Ideas were to add new products to its lines, as to which there can be no assurance or there were a stronger demand for the toy products in the industry generally, management does not believe that a turnaround in Good Ideas' operations would occur during the next 12 months, if not at a later date. Although management of Good Ideas' had considered plans to expand the product line, it was reluctant to implement these plans absent a change in the industry conditions described above. As indicated in the section "General" under this caption "Good
Ideas' Management Discussion and Analysis of Financial Condition and Results of Operations" and "The Merger and Related Matters-Sale of Good Ideas," on February 26, 1996, management determined to seek a buyer for Good Ideas.

Fiscal 1995 vs. Fiscal 1994

	Net sales for fiscal 1995 were $4,606,000, a decrease of $938,000 or 16.9% from the net sales in the prior year. Net sales from Good Ideas' wooden construction toy category for fiscal 1995 were $2,841,000, a decrease of $733,000 or 20.5% from the net sales in fiscal 1994, which decrease was attributable to a decline in this category sales by Toys R Us, Good Ideas' major customer, resulting in a reduction of orders placed by such customer. The customer attributed its reduction in orders to its large inventories and declining sales and customer traffic. Management believes that other manufacturers in the toy industry are currently facing these same problems - their distributors or retailers to which they sell have large inventories of products and declining sales and customer traffic. In addition, net sales from Good Ideas' equestrian line of toys for fiscal 1995 were $1,123,000, representing an increase of $198,000, or 19.5%, over the sales in fiscal 1994. This increase was attributable to the sales of a new product introduced into the equestrian line at the end of fiscal 1994. Net sales of Good Ideas' corrugated cardboard construction toy category for fiscal 1995 were $344,000, a decrease of $69,000 or 16.7% from

<PAGE 6>

the net sales for fiscal 1994. Price increases in the cost of the corrugated cardboard resulted in price increases to Good Ideas' customers, with a resulting decline in sales. This category was ultimately removed from the product line at the beginning of fiscal 1996. The remaining decrease in net sales for fiscal 1995 as compared to the net sales in fiscal 1994 was the result of sales of other products which had been introduced into the line on an unsuccessful basis and sold at discounted prices in order to avoid carryover of slow-moving inventory.

	Gross profit for fiscal 1995 was $1,324,000 or 28.7% of net sales as compared to $1,487,000 or 26.8% of net sales for fiscal 1994. The increase in gross profit as a percentage of net sales was primarily due to Good Ideas' effort to increase its gross margins on product sold by either raising selling prices or adjusting the quantity of parts in its playsets.

	Selling, general and administrative expenses for fiscal 1995 increased to $1,924,000 or 41.8% of net sales from $1,487,000 or 27.6% of net sales for fiscal 1994. This increase was the result of two factors: First, the fixed overhead was spread over a decreased sales volume. Second, Good Ideas experienced increased legal and other public company expenses of approximately
$127,000, increased payroll costs of $86,000 resulting from additional employees hired and increased travel and promotion expenses in the amount of $97,000 resulting from Good Ideas' efforts to expand its business base.

	Pursuant to the Management Services Agreement, SAT's fees for management and administrative services provided to Good Ideas during fiscal 1995 were $305,000, representing a decrease of $120,000 from the fees in fiscal 1994. This decrease was the result of two factors: First, during fiscal 1994, SAT's fees were computed at ten percent of net sales through September 30, 1993, while such fees were computed based on a flat monthly charge of $25,000 on the first $5,000,000 of net sales during fiscal 1995. Second, the decline in net sales volume for fiscal 1995 kept the management fee from becoming subject to a five percent surcharge on all sales over $5,000,000.

	During fiscal 1995, Good Ideas repaid its debt to SAT and made loans to SAT in the amount of $1,196,000 and to USRR in the amount of $1,027,000. Good Ideas recognized interest income of $68,000 from these loans to related parties and also received interest income of $42,000 from money market investments. Good Ideas incurred minimal interest expense during fiscal 1995.

	Good Ideas had a loss from operations of $905,000 in fiscal 1995 as compared with a loss from operations of $426,000 in fiscal 1994, an increase of $479,000 or 112.4%. The increase in operating loss was due to the decrease in sales and the increase in selling, general and administrative expenses, offset by the decrease in the management fee, as described in the preceding paragraphs.

<PAGE 7>


                          SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused his report to be signed on its behalf by the undersigned, thereunto duly authorized on April
15, 1997.


                                    GOOD IDEAS ENTERPRISES, INC.
                                          (Registrant)



                                    By: /s/ Robert Stutman
                                       ---------------------------
                                       Robert Stutman
                                       Chairman of the Board

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities indicated on April
15,1997.

Signature                                   Title
---------                                   -----


/s/ Robert Stutman
-----------------------                    Director
Robert Stutman


/s/ Robert Muccini
-----------------------                   Principle Financial and
Robert Muccini                            Accounting Officer


/s/ Michael S. McCord
-----------------------                   Director
Michael S. McCord


/s/ Linda H. Masterson
-----------------------                   Director
Linda H. Masterson




-----------------------                   Director
William D. Robbins