Form 10-K
period 1997-03-31
GOOD IDEAS ENTERPRISES INC
filed 1997-07-15
CIK 916714

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED,
                 EFFECTIVE OCTOBER 7, 1996).
                           FOR THE FISCAL YEAR ENDED MARCH 31, 1997
                                 COMMISSION FILE NO. 1-12362
                                              OR
      [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                          GOOD IDEAS ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)

                             ---------------------

                   DELAWARE                                      75-2206675
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

    4517 N.W. 31(ST) AVENUE, FORT LAUDERDALE, FLORIDA 33309 (954) 739-9600 (Address including zip code, and telephone number, including area code, of registrant's principal executive offices)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT
                         Common Stock, $.001 par value

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

     As of June 30, 1997, there were 3,948,680 shares of Common Stock outstanding.

     The Registrant has only one class of voting stock outstanding, the Common Stock. As of June 30, 1997, the aggregate market value of the Common Stock held by non-affiliates was $217,536 based on the closing sale price of such stock on December 31, 1996, the last date for which there was a market price reported.
================================================================================

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     Good Ideas Enterprises, Inc. ("Good Ideas Texas") was incorporated under the laws of the State of Texas on December 18, 1987. On May 7, 1992, Substance Abuse Technologies, Inc. ("SAT"), a publicly-owned corporation, the Common Stock, $.01 par value (the "SAT Common Stock"), of which is traded on the American Stock Exchange, acquired a majority interest in Good Ideas Texas. On June 5, 1992, Good Ideas Enterprises, Inc. ("Good Ideas") was incorporated under the laws of the State of Delaware. On December 17, 1992, Good Ideas Texas was merged with and into Good Ideas. In February and March 1994, Good Ideas has a public offering of its Common Stock, $.001 par value (the "Good Ideas Common Stock"), in which an aggregate of 1,320,000 shares of the Good Ideas Common Stock were sold. As of June 30, 1997, SAT owned 2,400,000 of the 3,948,680 shares of the Good Ideas Common Stock outstanding or 60.8%.

     Good Ideas designed, marketed and distributed a variety of traditional toy products for children of various ages. Good Ideas' sales historically had been derived from a line of traditional wooden construction toys. Good Ideas' historic strategy had been to design and develop enduring traditional lines of toys and to create enhancements to, and extensions of, these toy lines which maximized product line sales while minimizing development and advertising expenses for new and enhanced products. Good Ideas enhanced and extended its existing toy lines through the addition of accessories and through the incorporation of plastic figures and components into themed playsets which provided the consumer with a creative play environment. Commencing in the fiscal year ended 1995 ("fiscal 1995"), Toys R Us, Inc. ("Toys R Us"), the major customer of Good Ideas, significantly reduced its orders for Good Ideas' toy products. The customer attributed its reduction in orders to its large inventories and declining sales and customer traffic. Management believes that other manufacturers in the toy industry were facing these same problems -- their distributors or retailers to which they sold had large inventories of products and declining sales and customer traffic. In addition, management believes that many retailers were minimizing their number of vendors and reducing the number of items carried in inventory, which had the result of squeezing out the smaller companies like Good Ideas with their limited products lines. See "Good Ideas' Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations." As a result of the continuing losses and the foregoing problems which management believes were prevalent in the toy industry generally, as well as management's conclusion that Good Ideas would have to develop a whole new line or lines of toys to compete effectively, at a substantial expenditure of money and time, with no assurance of success, management concluded that it would be preferable to seek a buyer for Good Ideas.

     In February 1996, SAT determined to seek to acquire the minority stock interests in Good Ideas by an offer of shares of the SAT Common Stock to the minority stockholders of Good Ideas (the "Good Ideas Minority Stockholders") as consideration for their consent to a merger (the "Good Ideas Merger") of Good Ideas Acquisition Corp. ("Good Ideas Acquisition"), a Delaware corporation and a wholly-owned subsidiary of SAT, with and into Good Ideas pursuant to an Agreement and Plan of Merger dated as of February 17, 1997 (the "Good Ideas Merger Agreement") among SAT, Good Ideas and Good Ideas Acquisition. Such consent will be sought from the holders of the Minority Good Ideas Common Stock pursuant to Section 228 of the GCL in lieu of holding a meeting of stockholders of Good Ideas. In order to effectuate the foregoing, the Company has filed with the Commission a Registration Statement on Form S-4, File No. 333-3734 (the "Good Ideas Registration Statement"), under the Securities Act of 1933, as amended (the "Securities Act"), with respect to securing the requisite contents of the Good Ideas Minority Stockholders and with respect to the shares of the SAT Common Stock to be issued upon consummation of the Good Ideas Merger. Amendment No. 2 to the Good Ideas Registration Statement provided for the offer of .36 of a share of the SAT Common Stock for each share of the Good Ideas Common Stock held by a Good Ideas Minority Stockholder or an aggregate of 557,524 shares of the SAT Common Stock for the 1,548,680 shares of the Good Ideas Common Stock held by the Good Ideas Minority Shareholders. The Good Ideas Registration Statement has not been declared effective under the Securities Act and, accordingly, SAT's offer to the Good Ideas Minority Stockholders has not commenced as yet.

     All operations of Good Ideas have been terminated and, since March 31, 1996, Good Ideas has been presented under the liquidation basis of accounting in the financial statements of Good Ideas in this Report and reported as a discontinued operation in SAT's consolidated financial statements. It is the current intention of the SAT Board that, whether or not the Good Ideas Merger is consummated, to sell or liquidate Good Ideas as soon after the results of the consent solicitation for the Good Ideas Merger are known. At March 31, 1997, Good Ideas has written off all remaining inventory since no offer to purchase the inventory is outstanding and its liquidation value is questionable.

     In addition to the products described in the ensuing sections, Good Ideas had also manufactured and sold a construction toy consisting of a set of corrugated cardboard bricks marketed under the trademark Bill's Bric Builders(TM). Due to increasing paper costs, the line of corrugated cardboard bricks was discontinued after fiscal 1995.

SALES BY PRODUCTS

     The next following table sets forth Good Ideas' net sales by product in dollar volume (in thousands) and as a percentage of net sales for the two years ended March 31, 1997. There were no sales in fiscal year ended March 31, 1997 ("fiscal 1997").

                                                                      YEAR ENDED MARCH 31,
                                                            -----------------------------------------
                                                                   1996                  1995
                                                            -------------------   -------------------
CATEGORY                                                    AMOUNT   PERCENTAGE   AMOUNT   PERCENTAGE
--------                                                    ------   ----------   ------   ----------
Wood Construction Toys....................................  $  967      64.1%     $2,841      61.7%
Equestrian Toys...........................................     531      35.2       1,213      26.3
Corrugated Cardboard Construction Toys*...................       8       0.6         344       7.5
Other Products............................................       2       0.1         208       4.5
                                                            ------     -----      ------     -----
          Total...........................................  $1,508     100.0%     $4,606     100.0%
                                                            ======     =====      ======     =====

---------------

* Due to increasing paper costs, the line of corrugated cardboard bricks was discontinued after fiscal 1995.

WOODEN CONSTRUCTION TOYS

     Good Ideas marketed a full line of wooden interlocking log and wooden block construction toys sets. Good Ideas shipped classic stained log sets marketed under the trademark Paul Bunyan Log Builders(TM) and brightly-painted, multi-colored combination log and building block sets under the trademark Paul Bunyan Wood Builders(TM). Good Ideas believes that it was a major supplier of wooden interlocking-log construction toys in the United States. Good Ideas also shipped a themed playset, marketed as General Custer's Fort Apache(TM), combining standard wood logs with plastic figures and accessories. In 1993, Good Ideas commenced shipping additional themed playsets, such as Log Town(TM) and Log Village(TM), which included plastic roofs, windows, doors and other accessories. Good Ideas' wooden construction toys typically ranged in retail price from $4.99 to $39.99, depending upon the number of pieces in the set and the addition of plastic components in themed sets.

EQUESTRIAN TOYS

     Good Ideas' line of equestrian toys consisted of flocked plastic horses ranging in height from five to eleven inches, which were marketed under the trademark Black Beauty and Friends(TM). This line included a variety of different styles of horses to encourage collection of the entire line. These styles included the Appaloosa, Chestnut, Carrousel, Palomino, Dappled Gray, Paint, Leopard and Black Beauty horses. Individual horses typically ranged in retail price from $3.99 for a five-inch horse to $7.99 for an eight-inch horse and $14.99 for an eleven-inch horse. Combination sets of one five-inch pony and one eight-inch mare typically retailed for $9.99. In addition, Good Ideas separately offered accessories and playsets scaled to the most popular eight-inch horses, including an assortment of cotton blankets and leggings made in a variety of colors and real leather saddles. Good Ideas also marketed two playsets under the trademark Black Beauty and Friends(TM): the

Equestrian Center(TM) and the Stable and Corral(TM) set. Both of these sets contained different styles of horses, which were not available for purchase separately. The Equestrian Center typically retailed for $11.99 and the Stable and Corral typically retailed for $29.99.

COLORFORMS FLIP-TOP ACTIVITY CENTER(TM)

     In October 1994, Good Ideas acquired a license allowing Good Ideas to manufacture certain products bearing the Colorforms brand name and logo, including an activity table utilizing the products of both Good Ideas and Colorforms under the trademark Colorforms Flip-Top Activity Center(TM). The activity table was included in Good Ideas' 1995 product line and was introduced at the New York Toy Fair in February of 1995. The activity table's suggested retail price was $129.99. There were limited sales of these products during the six months ended September 30, 1995. The license expired in October 1995 and was not renewed.

SALES AND MARKETING

     Good Ideas had distributed its products primarily to national mass merchandisers, such as Toys R Us, Wal-Mart Stores, Inc. ("Wal-Mart") and J.C. Penney Company, Inc. ("Penney"), and to wholesale clubs, such as Price Costco Wholesale Corporation ("Costco") and BJ's Wholesale Club, Inc. ("BJ's"). Good Ideas had sold its toy products to high-end specialty retailers, including F.A.O. Schwarz and Imaginarium. As indicated in the table below, none of the foregoing customers had sales to them of 10% or more of the Good Ideas sales during fiscal 1995 and the fiscal year ended March 31, 1996 ("fiscal 1996") other than Toys R Us (in excess of 50% in fiscal 1995 and 1996) and Costco (only in fiscal 1995). Sales in fiscal 1997 were not significant and were primarily to the purchaser of its inventory. Several of Good Ideas' products appeared in the 1995 Sears Wish Book which markets toys manufactured and distributed by many different toy manufacturers and distributors.

     The following table sets forth net sales to Good Ideas' largest customers for each of the specified periods by dollar volume (in thousands) and as a percentage of net sales:

                                                            YEARS ENDED MARCH 31,
                                                  ------------------------------------------
                                                         1996                   1995
                                                  -------------------    -------------------
CUSTOMER                                          AMOUNT   PERCENTAGE    AMOUNT   PERCENTAGE
--------                                          ------   ----------    ------   ----------
Toys R Us.......................................  $  779      51.7%      $2,726      59.2%
Costco..........................................      50       3.3          963      20.9
Other(1)........................................     697      45.0          917      19.9
                                                  ------     -----       ------     -----
          Total.................................  $1,508     100.0%      $4,606     100.0%
                                                  ======     =====       ======     =====

---------------

(1) "Other" includes all customers with sales of less than 10% of total sales.

     Good Ideas maintained, until December 31, 1995, a small internal sales and marketing staff and relied primarily upon 20 sales representatives in the United States, one in Mexico and one in Canada, all of whom were independent contractors. These sales representatives made on-site visits to customers to solicit orders for products and marketed Good Ideas' products at the major toy trade shows in New York City and Hong Kong and at regional trade shows. Good Ideas had no long-term commitments from any of its customers, but instead relied upon its independent sales representatives and personal relationships with its customers to sell its products.

MANUFACTURING

     Good Ideas contracted with manufacturers in China, Mexico and the United States to produce its products. Decisions related to the choice of manufacturer were based on price, quality of merchandise, reliability and the ability of a manufacturer to meet Good Ideas' timing requirements for delivery. Good Ideas did not have long-term contracts with any of its manufacturers and competes with other companies for production facilities with respect to certain of its products.

     The principal raw materials used in the production of Good Ideas' products were wood and plastic. Raw materials were generally purchased by Good Ideas' contract manufacturers which delivered the completed products to Good Ideas. Good Ideas also purchased packaging for certain of its products.

     Good Ideas' wooden construction toys were rough-cut by manufacturers located in China and Mexico. Following rough-cut foreign manufacturing, all of Good Ideas' wooden construction toys were finished by a domestic manufacturer.

     The flocked horses sold by Good Ideas were purchased from a single manufacturer in China. Good Ideas' supplier owned the molds for the plastic horses that made up the core of its equestrian line of toys. Good Ideas' supplier of plastic horses was under no obligation to refrain from selling such products to other purchasers in the United States.

     Plastics components used in Good Ideas' themed construction sets were manufactured by a number of manufacturers. Tooling and molding for unique plastic components were owned by Good Ideas.

BACKLOG

     Total order backlog at March 31, 1995, 1996 and 1997 was approximately $322,000, $-0-, and $-0-, respectively. Good Ideas' experience had been that cancellations, rejections or returns of orders did not materially reduce the amount of sales realized from its backlog.

PROPRIETARY TRADEMARKS

     Good Ideas' name Good Ideas(TM) and Big Bill's Bric Builders(TM) are registered trademarks of Good Ideas and have been published by the U.S. Patent and Trademark Office (the "PTO"). Additionally, the Company had filed trademark applications with the PTO for the following trademarks: Paul Bunyan Log Builders(TM) and Black Beauty and Friends(TM).

COMPETITION

     The toy industry is highly fragmented and extremely competitive. Good Ideas marketed a full line of wooden interlocking log and wooden block construction playsets which competed primarily with Lincoln Log, a product manufactured and distributed by Playskool, a division of Hasbro, Inc. ("Hasbro"), one of the five largest toy companies in the United States. Good Ideas also marketed a line of equestrian toys consisting of plastic horses ranging in height from five to eleven inches which competed primarily with products offered by Breyer, Inc., the dominant manufacturer of injection-molded collectible horses, and Marchon, Inc., a United States importer of injection-molded toy horses. Management believes that Good Ideas offered a high quality line of wooden log playsets and equestrian toys. However, there could not be any assurance that Playskool/ Hasbro, which has greater financial resources available to it than Good Ideas, would not have attempted to expand its presence in the wooden log playsets category, nor could there be any assurance that other toy companies would not attempt to enter into this category. Due to relatively low barriers to entry in the toy industry, Good Ideas could have faced competition from a number of smaller toy companies as well if it were not to be sold or liquidated.

GOVERNMENT REGULATION

     Good Ideas was subject to the Federal Hazardous Substances Act and the Federal Consumer Product Safety Act, among other laws. These laws empower the Consumer Products Safety Commission (the "CPSC") to protect children from hazardous toys and other articles. Pursuant to federal law, all toy products must meet certain product safety standards established by the CPSC. Similar laws exist in some states and cities in the United States and in many jurisdictions throughout the world. Further, in order to gain widespread acceptance by toy retailers, toy products must meet additional product safety standards established by the Toy

Manufactures Association (the "TMA"). The CPSC has the authority to exclude from the market articles which are found to be hazardous and can require a manufacturer to repurchase such toys under certain circumstances.

RELATIONSHIPS WITH SAT

     As of June 30, 1997, 60.8% of the outstanding shares of the Good Ideas Common Stock was held by SAT. James C. Witham, Chairman of the Board and a director of Good Ideas from June 1992 until May 31, 1996, served as the Chairman of the Board, the President, the Chief Executive Officer and a director of SAT from its incorporation until April 18, 1996. Karen B. Laustsen, a director of Good Ideas from June 1992 until May 28, 1996, was an Executive Vice President and a director of SAT from its incorporation until April 18, 1996. From June 1992 until July 3, 1996, Gary S. Wolff was the Treasurer, the Chief Financial Officer, the Chief Accounting Officer and a director of Good Ideas and, from its incorporation until July 3, 1996, he was the Treasurer, the Chief Financial Officer and the Chief Accounting Officer of SAT and, prior to September 26, 1995, was a director of SAT. Glenn A. Bergenfield and William DiTuro, also directors of SAT until November 16, 1995, were directors of SAT prior to September 26, 1995. Michael J. Witham was a director of Good Ideas and a Vice President of Good Ideas until September 26, 1996. On May 31, 1996, Robert M. Stutman, the Chairman of the Board, the Chief Executive Officer and a director of SAT since April 18, 1996, Linda H. Masterson, the President from May 13, 1996 to May 28, 1997, a director of SAT since September 26, 1995, and, from May 13, 1996 to November 19, 1996, Chief Operating Officer of SAT, and Michael S. McCord, then a consultant to the SAT Board of Directors and a former member of the Committee, were elected directors of Good Ideas, with Mr. Stutman also being elected as the Chairman of the Board of Good Ideas on May 31, 1996 and Ms. Masterson becoming its President on January 23, 1997. On October 22, 1996, Mr. McCord was elected as a director of SAT. All of the foregoing persons except Messrs. Bergenfield, DiTuro and McCord were or are employees of SAT. William D. Robbins, the other current director of Good Ideas, was an employee of Good Ideas until December 31, 1996. All of the persons named in this paragraph are securityholders of SAT.

NO LOANS TO GOOD IDEAS FROM SAT OUTSTANDING

     From time to time commencing in July 1992, SAT made loans to Good Ideas for working capital bearing interest at a rate of 12% per annum. Effective October 1, 1993, the interest rate on such loans was reduced to eight percent per annum. As of March 31, 1993, the outstanding balance of all borrowings from SAT was $1,960,000 and interest expense for the 12 months then ended was $143,000. On December 15, 1993, SAT received 170,000 shares of the Good Ideas Common Stock as payment for $748,682 in indebtedness owed by Good Ideas to SAT. As of March 31, 1994, the outstanding balance of all borrowings from SAT was $437,000 and interest expense for fiscal 1994 was $164,000. The balance was paid in fiscal 1995 and no further loans have been made by SAT to Good Ideas.

LOANS FROM GOOD IDEAS TO SAT AND AFFILIATES

     During fiscal 1995, Good Ideas made short-term loans to SAT and U.S. Rubber Recycling, Inc. ("USRR"), then, a wholly owned subsidiary of SAT, in the amounts of $1,196,000 and $1,027,000, respectively. During fiscal 1996, SAT made net loan repayments of $171,000 and SAT assumed the loan due to Good Ideas from USSR. There was, accordingly, a note receivable from SAT of $2,032,455 at March 31, 1997. The loans are evidenced by notes which bear interest at the rate of 8% per annum. This indebtedness was originally due on December 31, 1995, but has been extended initially until June 30, 1996 and then to December 31, 1996. Good Ideas extended in December 1995 the repayment date on its loan to SAT because Good Ideas wanted to continue to receive interest payments under the loan while it considered whether or not to invest in a new product line and in June 1996 while it waited to ascertain whether the Good Ideas Merger would be consummated. For the same reason in December 1996, Good Ideas extended the maturity date until the earliest to occur of (a) five business days after the end of the consent solicitation period for the Merger, which ends 60 days from the Record Date, (b) five business days after the effective date of the Good Ideas Merger or (c) April 30, 1997. Subsequently, the Good Ideas Merger Agreement provides that the loan will be forgiven if the Good Ideas Merger is consummated and that the term of the loan will be extended until the earlier of (a) five business days after the end of the consent solicitation period for the Good Ideas Merger if the Merger is not approved or (b) the effective date of the Good Ideas Merger. The loans were made with funds in excess of amounts required for operating capital and carry interest rates in excess of those available to Good Ideas on short-term money market investments. At March 31, 1997, because of the financial condition of SAT, Good Ideas has fully reserved the amount due under this Note.

MANAGEMENT SERVICES AGREEMENT

     For the period July 1992 through September 1996, SAT provided management and administrative services to Good Ideas.

     Pursuant to the Management Services Agreement effective as of October 1, 1993 (the "Management Services Agreement"), SAT's management fees were computed on the basis of a fixed monthly fee of $25,000, plus five percent of Good Ideas' annual gross sales in excess of $5,000,000. The fee charged by SAT for its management services was determined arbitrarily by its Board of Directors after taking into consideration the anticipated diversion of SAT resources required to provide such services to Good Ideas, both in terms of employee time and allocated overhead costs. The services provided to Good Ideas by SAT pursuant to the Management Services Agreement included management, administrative, accounting and other financial services and advice, including, without limitation, the following: services performed by the Treasurer of Good Ideas (who is also the Treasurer of SAT), for which he was not directly compensated by Good Ideas; services relating to Good Ideas' financial and banking relationships; services relating to the preparation of financial statements, budgets, forecasts and cash flow projections; cash management advice; and other miscellaneous services and advice. As of February 26, 1996, the services previously provided to Good Ideas by SAT relating to the negotiation of licensing arrangements and the acquisition of complementary product lines and businesses, although material in value, had been preliminary in nature and had not resulted in any agreement with respect to terms for any such transaction.

     The initial term of the Management Services Agreement expired on September 30, 1994 and this Agreement was automatically renewed for successive one-year terms, the last of which expired on September 30, 1996.

     The management of Good Ideas believes that the Management Services Agreement with SAT was fair and reasonable and that Good Ideas' costs would have been greater if it had to obtain such services from an unaffiliated party with commensurate industry experience, if available, or maintain the internal staff required to provide such services itself.

     In view of the SAT Board's decision on February 26, 1996 to sell or liquidate Good Ideas, as well as the cost reduction actions previously implemented, the SAT Board suspended SAT's management fees to Good Ideas retroactive to January 1, 1996. Even though the term of the Management Services Agreement has expired, SAT officers continue to furnish certain of the services thereunder to Good Ideas.

EMPLOYEES

     As of June 30, 1997, Good Ideas employed no persons, excluding the personnel employed by SAT who provide management and administrative services to Good Ideas.

ITEM 2.  PROPERTIES

     Good Ideas currently shares office space with SAT in Fort Lauderdale, Florida, for no rental charge.

     Good Ideas' principal executive offices were located in Fort Worth, Texas, where Good Ideas leased approximately 22,000 square feet of office/warehouse space under a lease that expired in December 1995. The base rent for Good Ideas' former space was approximately $5,300 per month. Good Ideas leased an additional 5,000 square feet of warehouse space in Fort Worth for $1,500 per month on a month-to-month basis. Good Ideas is currently subleasing this space from a former vendor of the Company.

ITEM 3.  LEGAL PROCEEDINGS

     Good Ideas is not a party to any material litigation and is not aware of any pending litigation that could have a material adverse effect on Good Ideas' business, results of operations or financial condition.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No Applicable.

                                    PART II

ITEM 5.  MARKET INFORMATION

MARKET DATA

     The Good Ideas Common Stock was traded on the Pacific Stock Exchange under the symbol "KID" through December 31, 1996 and thereafter has been traded in the over-the-counter market also under symbol "KID." The following table sets forth the quarterly high and low sales prices for the shares of the Good Ideas Common Stock as reported by the Pacific Stock Exchange during the periods indicated:

QUARTER ENDED                                                  HIGH       LOW
-------------                                                 -------   --------
FISCAL 1996
June 30, 1995...............................................  $1.25     $.625
September 30, 1995..........................................    .75      .50
December 31, 1995...........................................    .75      .125
March 31, 1996..............................................    .6875    .25

FISCAL 1997
June 30, 1996...............................................  $ .8125   $.125
September 30, 1996..........................................    .6875    .125
December 31, 1996...........................................    .50      .015625
March 31, 1997..............................................   *        *

---------------

     *According to the National Quotation Bureau, Inc. there were no sales reported during the quarter ended March 31, 1997 and there were no high bid and low asked prices available. On December 31, 1996, the last day on which there was a reported market price, the closing sales price was $.01625.

     The foregoing quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

EXCHANGE LISTING

     On November 18, 1995, the Pacific Exchange advised Good Ideas that the share bid price of the Good Ideas Common Stock was below $1.00 per share, which did not meet the minimum Tier II listing maintenance requirement of the Pacific Exchange, which requirement had become effective January 23, 1995. Good Ideas had been granted an extended compliance period, not to exceed six months from May 9, 1996, to demonstrate that the Good Ideas Common Stock was in compliance. By letter dated November 11, 1996, the Pacific Stock Exchange advised Good Ideas that, should the Good Ideas Merger not be consummated by December 31, 1996 and/or the Good Ideas Common Stock remained in noncompliance with the Pacific Exchange's maintenance requirements, the Good Ideas Common Stock would be delisted effective January 1, 1997. Such delisting has occurred. As a result, the Good Ideas Common Stock now trades in the over-the-counter market.

     Good Ideas management intends that, if the Good Ideas Merger is consummated, Good Ideas will deregister the Good Ideas Common Stock under
Section 12(b) of the Exchange Act and trading in the Good Ideas Common Stock will cease on the effective date of the Good Ideas Merger. In such event, the Good Ideas Minority Stockholders will thereafter be able to trade their shares of the SAT Common Stock on the American Stock Exchange.

     As an alternative to the Good Ideas Merger, the Board of Directors of Good Ideas had reconsidered in February 1996 the possibility of effecting a reverse stock split of the Good Ideas Common Stock in an amount sufficient to increase the market value of the Good Ideas Common Stock to a level above the minimum requirement of the Pacific Exchange. This approach has been previously rejected because the Board recognized that, unless Good Ideas reversed its adverse operational trends of declining revenues and increasing losses, as to which there could be no assurance, it was likely that, after the split, the market price would begin to decline and again reach a level not complying with the Pacific Exchange's maintenance requirement. The Board also recognized that, if delisting occurred, the Good Ideas Common Stock would not meet the market price requirement for listing on the American Stock Exchange or reporting on the Nasdaq System and that, if the Good Ideas Common Stock was reported in the OTC Bulletin Board or in the "pink sheets," it was unlikely that the Good Ideas Common Stock would rise in market value in such over-the-counter market in view of its operational problems.

     Because the bid price of the Good Ideas Common Stock was below $5.00 when it was delisted, the security became subject to Rule 15g-9 promulgated under the Exchange Act, which Rule imposes additional sales practices requirements on a broker-dealer which sells Rule 15g-9 securities to persons other than the broker-dealer's established customers and institutional accredited investors (as such term is defined in Rule 501(a) under the Securities Act). For transactions covered under Rule 15g-9, the broker-dealer must make a suitability determination of the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. In addition, broker-dealers, particularly if they are market makers in the Common Stock, have to comply with the disclosure requirements of Rules 15g-2, 15g-3, 15g-4, 15g-5 and 15g-6 under the Exchange Act unless the transaction is exempt under Rule 15g-1. Consequently, Rule 15g-9 and these other Rules may adversely affect the ability of broker-dealers to sell or to make markets in the Good Ideas Common Stock.

HOLDERS

     As of June 30, 1997, there were 180 holders of record (including SAT) and, based on prior requests for Annual Reports, management believed that there were approximately 1,100 beneficial holders of the Good Ideas Common Stock.

DIVIDENDS

     Good Ideas' Board of Directors has not declared any dividends on the Good Ideas Common Stock through the date hereof and, in view of the financial condition of Good Ideas and the intention to sell or liquidate Good Ideas, the Board has no current intention to pay any such dividends.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected financial data of Good Ideas for the three fiscal years ended March 31, 1996, 1995 and 1994, the three-month period ended March 31, 1993 and the twelve-month period ended December 31, 1992. This selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and related notes thereto.

                                                                                   THREE MONTHS
                                                         YEAR ENDED MARCH 31,         ENDED        YEAR ENDED
                                                       -------------------------     MARCH 31     DECEMBER 31,
                                                        1996      1995     1994      1993(1)          1992
                                                       -------   ------   ------   ------------   ------------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA(2)
Net Sales............................................  $ 1,508   $4,606   $5,544      $  436         $3,773
Cost of sales........................................    1,345    3,282    4,057         325          2,845
                                                       -------   ------   ------      ------         ------
Gross profit.........................................      163    1,324    1,487         111            928
                                                       -------   ------   ------      ------         ------
Operating expenses:
  Selling, general and administrative................    1,278    1,924    1,488         297          1,015
  Management fees -- parent..........................      225      305      425          75            150

Write down of Fixed Assets and Inventory to Net
  Realizable Value...................................      258       --       --          --             --

Projected Cost through Sale or Liquidation...........      110       --       --          --             --
                                                       -------   ------   ------      ------         ------
Total Operating Expenses.............................    1,872    2,229    1,913         372          1,165
                                                       -------   ------   ------      ------         ------

                                                                                   THREE MONTHS
                                                         YEAR ENDED MARCH 31,         ENDED        YEAR ENDED
                                                       -------------------------     MARCH 31     DECEMBER 31,
                                                        1996      1995     1994      1993(1)          1992
                                                       -------   ------   ------   ------------   ------------
Income (Loss) from Operations........................   (1,708)    (905)     426)       (261)          (237)
Other income (expense)...............................      142      107      156)        (57)           (85)
                                                       -------   ------   ------      ------         ------
Net income (Loss)....................................  $(1,566)  $ (798)  $ (582)     $ (318)        $ (322)
                                                       =======   ======   ======      ======         ======
Weighted Average Common Shares Outstanding...........    3,968    4,065    2,942       2,788          2,788
                                                       =======   ======   ======      ======         ======
         Net Loss Per Common Share...................  $  (.39)  $ (.20)  $ (.20)     $ (.11)        $ (.12)
                                                       =======   ======   ======      ======         ======
BALANCE SHEET(2):
Cash (overdraft) and cash equivalents................  $    83   $  351   $3,608      $  430         $  322
Working capital (deficiency).........................    2,175    3,572    4,114        (769)          (422)
Note receivable -- parent............................    2,052    1,196       --          --             --
Note receivable -- affiliated company................       --    1,027       --          --             --
Total assets.........................................    2,423    3,951    5,604       1,909          1,857
Loan payable -- parent...............................       --       --      437       1,960          1,815
Stockholders' equity (deficit).......................    2,175    3,735    4,253        (650)          (332)

---------------

NOTE: Net assets (liabilities) in liquidation for fiscal year end 1997 were $(7).

(1) Good Ideas changed its fiscal year end date from December 31 to March 31 effective March 31, 1993.
(2) The numbers presented in this table have been rounded and, accordingly, may not exactly reflect the numbers which appear in Good Ideas' financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     SAT acquired an interest in Good Ideas in May 1992. For the period from July 1992 through September 1996, SAT provided management and administrative services to Good Ideas. Pursuant to the Management Services Agreement effective as of October 1, 1993, such fees were computed on the basis of a fixed monthly charge of $25,000, plus five percent of annual gross sales in excess of $5,000,000. On February 26, 1996, SAT suspended payment of management fees by Good Ideas to SAT retroactive to January 1, 1996.

     Because of the declining sales of Good Ideas and what management believed to be the problems generally in the toy industry (see the section "Results of Operations, Fiscal 1996 vs Fiscal 1995" under this caption), the SAT Board of Directors concluded on February 26, 1996 that Good Ideas was not likely to reverse the trend of increasing losses during the next 12 months. The Board believed that, whether or not the Good Ideas Merger (see the section "Good Ideas Effect of Merger" under this caption) was consummated, the only way to improve operational results was to secure new toy products, whether through licensing arrangements or otherwise; however, this type of program, even if successful, as to which there could be no assurance, would require substantial cash investments, which was contrary to the Board's conclusion that the best opportunity for SAT and its then subsidiaries to maximize revenues and secure profitability was by concentrating on its alcohol and drug testing and human resource provider segments as its core businesses. Accordingly, on February 26, 1996, the SAT Board authorized management to seek a buyer for Good Ideas. The Good Ideas Board believed that, pending receipt of an acceptable offer, as to which there could be no assurance, Good Ideas' cash resources and expected cash flow from operations, coupled with its cost reduction actions (such as not renewing the lease for office and warehouse facilities and eliminating the management fee,) would be sufficient to meet Good Ideas' cash requirements for the next 12 months if such time was required to sell or liquidate. However, there could be no assurance that additional funds would not have been required. The SAT Board and the Good Ideas Board each believes that liquidation of Good Ideas as soon after the results of the consent solicitation for the Good Ideas Merger are known would be preferable to investing at that time substantial additional funds in Good Ideas, other than repaying SAT's indebtedness to Good Ideas due the earlier of (a) five business days after the end of the consent solicitation period for the Good Ideas Merger if the Good Ideas Merger is not approved or (b) the effective date of the Good Ideas Merger. Even if the indebtedness was repaid, neither SAT's nor Good Ideas' management believes that amount would be sufficient to purchase the new toy lines necessary to attempt to effect a turnaround on Good Ideas' operations, assuming that were the intention. Repayment would be made only if necessary to complete the liquidation if the Good Ideas Merger is not approved.

LIQUIDITY AND CAPITAL RESOURCES

     During fiscal 1997 through December 31, 1996, Good Idea's primary activity was seeking purchases for its stock or assets, although for a period its Chief Executive Officer (through December 31, 1996 when his employment agreement was not renewed) and made certain efforts to secure orders. Because all operations have ceased, there were no revenues in fiscal 1997 and not expected thereafter and SAT may charge any of its expenses incurred on behalf of Good Ideas against the loan balance, there is no requirement for Good Ideas to seek financing pending consummation of the Good Ideas Merger or its liquidation.

     On February 26, 1996, the SAT Board determined to sell or liquidate Good Ideas, a conclusion concurred with by the Good Ideas Board. As a result of the above decision, the assets of Good Ideas are included in the consolidated balance sheet at management's estimate of liquidation value and the results of operations of Good Ideas are presented on a liquidation basis. As a result there was no Statement of Operations for fiscal 1997. The change in assets (liabilities) held for liquidation included a reserve for $2,032,000 for a note receivable due from SAT leaving a net deficit of $7,000.

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

     Cash provided from financing activities was $162,000 for fiscal 1996 related to net repayments by SAT with respect to its loan from Good Ideas in the amount of $171,000, offset by $9,000 in payments made on capital leases.

EFFECT OF GOOD IDEAS MERGER

     During April, 1996, SAT filed the Good Ideas Registration Statement to solicit the consents of the Good Ideas Minority Stockholders to a merger of a wholly-owned subsidiary of SAT with and into Good Ideas and to register shares of the SAT Common Stock to be issued to the Good Ideas Minority Stockholders if the Good Ideas Merger is consummated. Amendment No. 2 to the Registration Statement filed on April 21, 1997 provided for an exchange offer of .36 of a share of the SAT Common Stock for each share of the Good Ideas Common Stock or an aggregate of 557,524 shares of the SAT Common Stock for the 1,548,680 shares held by the Good Ideas Minority Stockholders. SAT intends to file Amendment No. 3 to the Registration Statement, including the audited financial statements reported in this Report and in the Good Ideas Annual Report on Form 10-K, and then to seek to have such Registration Statement declared effective. SAT may delay the filing in order to give the Staff of the Commission time to review the audited financial statements and to permit mailing of proxy material for a Special Meeting of Stockholders to approve a proposed increase in authorized shares of the SAT Common Stock. There can be no assurance as to when the Good Ideas Registration Statement will be declared effective in view of the past delays.

RESULTS OF OPERATIONS

  Fiscal 1997 vs. Fiscal 1996

     On February 26, 1996 the SAT Board determined to sell or liquidate Good Ideas, a conclusion concurred with by the Good Ideas Board. As a result of the above decision, the assets of Good Ideas are included in the consolidated balance sheet at management's estimate of liquidation value and the results of operations of Good Ideas are presented on a discontinued basis.

     All operations of Good Ideas have been terminated and, since March 31, 1996, Good Ideas has been presented under the liquidation basis of accounting in the financial statements of Good Ideas in this Report and reported as a discontinued operation in SAT's consolidated financial statements. It is the current intention of the SAT Board that, whether or not the Good Ideas Merger is consummated, to sell or liquidate Good Ideas as soon after the results of the consent solicitation for the Good Ideas Merger are known.

     In fiscal 1997 Good Ideas liquidated a portion of its inventory resulting in $48,900 in revenue compared to net sales for fiscal of $1,508,000.

  Fiscal 1996 vs. Fiscal 1995

     Net sales for fiscal 1996 were $1,508,000, a decrease of $3,098,000 or 67.3% from the net sales in the prior year. Of this decrease, $1,944,000 or 62.8% was attributable to Toys R Us, the major customer of Good Ideas, not placing orders for Good Ideas' toy products. The customer attributed its reduction in orders to its large inventories and declining sales and customer traffic. Management believes that other manufacturers in the toy industry are currently facing these same problems -- their distributors or retailers to which they sell have large inventories of products and declining sales and customer traffic. In addition, management believes that many retailers are minimizing their number of vendors and reducing the number of items carried in inventory, which has the result of squeezing out the smaller companies with their limited product lines. Net sales from Good Ideas' wooden construction toy category for the fiscal 1996 were $967,000, a decrease of $1,874,000 or 66.0% from the net sales in the comparable period in fiscal 1995. Net sales from Good Ideas' equestrian line of toys, consisting of horses, saddles and accessories, for fiscal 1996 were $531,000, representing a decrease of $682,000 or 56.2% from those in the prior year. Net sales of Good Ideas' other product lines for fiscal 1996 were $10,000, a decrease of $542,000 or 98.2% from the prior year. The decrease was attributable to the discontinuance of Good Ideas' line of corrugated cardboard construction toys because of significant increases in the cost of materials.

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

     Good Ideas recognized interest income from its loans to its major stockholder, SAT, and "USRR", a wholly owned subsidiary of SAT, of $158,000 during fiscal 1996 compared to $68,000 during fiscal 1995. Good Ideas also recognized interest income from money market investments of $3,500 and $42,000 in fiscal 1996 and 1995, respectively.

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

     Unless Good Ideas were to add new products to its lines, as to which there could not be any assurance or there were a stronger demand for the toy products in the industry generally, management did not believe that a turnaround in Good Ideas' operations would occur during the next 12 months, if not at a later date. Although management of Good Ideas' had considered plans to expand the product line, it was reluctant to implement these plans absent a change in the industry conditions described above. As indicated in the section "General" under this caption "Good Ideas' Management Discussion and Analysis of Financial Condition and Results of Operations," on February 26, 1996, management determined to seek a buyer for Good Ideas.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Good Ideas' financial statements appear in a separate section of this Annual Report. See Item 14 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     On November 3, 1995, SAT named Ernst & Young LLP ("E&Y") as new independent auditors for SAT and its subsidiaries, which included Good Ideas, for fiscal 1996 replacing Wolinetz, Gottlieb & Lafazan, P.C. ("Wolinetz"), which firm had served as the Company's independent auditors since its inception.

     The report of Wolinetz on the financial statements of good Ideas for fiscal 1995 did not contain an adverse opinion or disclaimer of opinion, nor was such report qualified as to uncertainty, audit scope or accounting principles. There had been no disagreements between Good Ideas and Wolinetz in fiscal 1995 or any subsequent interim period preceding the engagement of E&Y as the principal auditors on any matter of accounting principles or practice, financial statement disclosure, auditing scope or procedures.

     Wolinetz has filed a letter to the Commission stating that it agreed with the above statements.

     Good Ideas did not consult E&Y, prior to its engagement, regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on its financial statements, nor was a written report or oral advise provided to SAT that E&Y concluded was an important factor considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS AND EXECUTIVE OFFICERS

     The following table contains certain information relating to the directors and executive officers of Good Ideas as of June 30, 1997:

NAME                                                   AGE                POSITION
----                                                   ---                --------
Robert M. Stutman....................................  54    Chairman of the Board and a
                                                             Director
Linda H. Masterson...................................  46    President and Director
Michael S. McCord....................................  53    Director
William D. Robbins...................................  47    Director
Robert Muccini.......................................  55    Vice President, Finance,
                                                             Treasurer, Chief Financial Officer
                                                               and Chief Accounting Officer

     The Certificate of Incorporation of Good Ideas provides for the division of the Board of Directors into three classes, each class serving for a period of three years. The foregoing notwithstanding, directors serve until their successors have been duly elected and qualified or until they resign, become disqualified or disabled, or are otherwise removed. If a vacancy is created in any class, the Board may elect a director who will serve until the next Annual Meeting or Stockholders at which time he or she, if the director is to be reelected, bust be designated to a class. Of the directors named above, Mr. Robbins' term is scheduled to expire with the Annual Meeting of Stockholders in 1997. Messrs. McCord and Stutman and Ms. Masterson were elected by the Board on May 31, 1996 and, accordingly, must be designated to a class if they stand for reelection a the next Annual Meeting of Stockholders, which will not be held because either the Good Ideas Merger will be consummated or Good Ideas will be sold or liquidated.

     Glenn A. Bergenfield and William DiTuro, who were elected by stockholders to serve until the Annual Meeting of Stockholders in 1995, resigned as directors on November 16, 1995. Karen B. Laustsen, James C. Witham and Gary S. Wolff, who were elected by stockholders to serve until the Annual Meeting of Stockholders in 1996, resigned as directors on May 28, 1996, May 31, 1996 and July 3, 1996, respectively. Michael J. Witham, who was elected to serve until and Annual Meeting of Stockholders in 1997, resigned on September 26, 1995.

     Each officer of Good Ideas is elected by the Board and serves at the discretion of the Board until his or her successor is elected and qualifies or until he or she resigns, becomes disqualified or disabled, or is otherwise removed.

BUSINESS HISTORY

     Robert M. Stutman was elected Chairman of the Board and a director of SAT on April 18, 1996 and designated as its Chief Executive Officer. For more than five years prior thereto, he had been serving as the President of Robert Stutman & Associates, Inc. ("RSA"), a provider of corporate "Drug-Free Workplace" programs. Prior to forming RSA, he was Special Agent in charge of the New York office of the United States Drug Enforcement administration (the "DEA"). He also currently serves as a special consultant in substance abuse for CBS News Division. SAT acquired RSA on May 21, 1996. On May 31, 1996, Mr. Stutman was elected as Chairman of the Board and a director of Good Ideas.

     Linda H. Masterson has had substantial experience in marketing, sales and business development in the medical diagnostics, healthcare and biotechnology fields. On September 26, 1995, she was elected a director of SAT. Effective May 14, 1996, she became the President and Chief Operating Officer of SAT. Effective November 19, 1996, she relinquished her duties as Chief Operating Officer in order to devote more time to supervising the development program of SAT's subsidiary U.S. Drug Testing, Inc. ("US Drug") and the operations of the Alcohol Products and BioTox Divisions of SAT. On May 23, 1997, she resigned as the

President of SAT in order to become Chief Executive Officer of U.S. Drug (the was already its President) as part of the program to study the feasibility of separating the interlocking relationships between SAT and U.S. Drug. Until May 13, 1996, she was employed as the Executive Vice President of Cholestech, Inc., a start-up diagnostic company, for which she develop and restructured the company business strategy. In 1993, Ms. Masterson founded Masterson & Associates, a company of which she was the President and owner until she joined Cholestech, Inc. in May 1994, which was engaged in the business of providing advice to start-up companies, including the preparation of technology and market assessments and the preparation of strategic and five-year business plans for biotech, medical device, pharmaceutical and software applications companies. From 1992 to 1993, Ms. Masterson was employed as the Vice President of Marketing and Sales of BioStar, Inc., a start-up biotech company focused on the commercialization of a new detection technology applicable to both immunoassay and hybridization based systems. From 1989 to 1992, she was employed as Senior Vice President of Marketing, Sales and Business Development by Gen-Probe, Inc., a specialized genetic probe biotechnology company focused on infectious diseases, cancer and therapeutics. Prior to 1989, Ms. Masterson was employed for 12 years in various domestic and international marketing and sales positions as Johnson & Johnson, Inc., Baxter International Inc. and Warner Lambert Co. Ms. Masterson has a BS in Medical Technology from the University of Rhode Island, a MS in Microbiology/Biochemistry from the University of Maryland and attended the Executive Advanced Management Program at the Wharton School of Business at the University of Pennsylvania. She was elected President and a director of Good Ideas on May 31, 1996.

     Robert Muccini was elected on February 17, 1997 as Vice President, Finance and Treasurer of SAT and designated Chief Financial Officer and Chief Accounting Officer of SAT effective with the then anticipated resignation of Dennis A. Wittman (who had served since September 5, 1996) as a result of the then intended relocation of SAT's Finance and Accounting Department from Rancho Cucamonga, California to its corporate headquarters in Fort Lauderdale, Florida, which resignation and, accordingly, Mr. Muccini's election and designation became effective on February 25, 1997. In anticipation of the contemplated relocation of SAT's Finance and Accounting department to corporate headquarters in Fort Lauderdale, Florida, he joined SAT on December 16, 1996. From May 1996 until he joined SAT, Mr. Muccini acted as a consultant on accounting matters to Precision Response Corporation, a provider of telemarketing services. From December 1994 to April 1996, he was Chief Financial Officer of Expert Software, Inc., a developer of consumer software. From November 1991 to July 1994, he was Vice President of Finance of Bird Corporation, a building products manufacturer and environmental services provider. From 1983 to 1990, he was Senior Vice President of Finance of MicroAmerica, Inc. (now Merisel, Inc.), computer distributor. From 1981 to 1983, he was Controller and Chief Financial Officer of Hyde Athletic Industries, an importer and distributor of athletic footwear. From 1979 to 1981, he was Controller and Treasurer of Stride-Rite Corporation, also an importer and distributor of athletic footwear. From 1967 to 1979, he was an accounting manager in the Construction Products Division of W.R. Grace & Company. Mr. Muccini holds a B.S./B.A. degree in accounting from Northeastern University. On February 17, 1997, Mr. Muccini was elected Vice President, Finance and Treasurer and designated as Chief Financial Officer and Chief Accounting Officer of Good Ideas.

     Michael S. McCord is the owner of McCord Investments, a sole proprietorship formed in 1980 which primarily invests in various capital markets. Mr. McCord is also a stockholder, director and officer of McCord Brothers, Inc. and a partner of McCord Brothers Partnership, a privately-owned company and partnership, respectively, each of which invests in oil, gas and real estate properties. From 1974 to 1980, Mr. McCord served as Financial Vice President of the Wedge Group, a privately held holding company which acquired and hold control of international multi-industry (including agricultural, construction, energy, manufacturing and service) companies with aggregate revenues in excess of $1 billion. Mr. McCord was elected as a director of Good Ideas and SAT on May 31, 1996 and October 22, 1977, respectively. From October 12, 1995 to October 22, 1996, he served SAT as a consultant to its Board of Directors.

     William D. Robbins, a co-founder of Good Ideas Texas, has served as Chief Executive Officer and a director of Good Ideas or its predecessor Good Ideas Texas since the letter's inception in December 1987. His designation as Chief Executive Officer ended with the termination of his employment with Good Ideas on December 31, 1996. From September 1986 to December 1987, Mr. Robbins was employed by LJN Toy

Company. Prior to September 1986, Mr. Robbins was employed by Toys R Us for 18 years, most recently as General Merchandising Manager of Imports and Director of Product Development.

FAMILY RELATIONSHIPS

     There are no family relationships among the directors and executive officers of the Company.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Based solely on a review of Forms 3 and 4 furnished to Good Ideas under Rule 16a-3(e) promulgated under the Exchange Act with respect to fiscal 1997, Good Ideas is not aware of any director or officer of Good Ideas who failed to file on a timely basis, as disclosed in such forms, reports required by Section 16(a) of the Exchange Act during fiscal 1997 or prior years. As of March 31, 1997, Good Ideas is not aware of any beneficial owner of 10% or more of Good Ideas Common Stock other than SAT which has advised Good Ideas that it had no transactions in the Good Ideas Common Stock during fiscal 1997.

                           SUMMARY COMPENSATION TABLE

     The following table sets forth certain information as to the cash compensation of the Chief Executive Officer of Good Ideas through December 31, 1996. The Chief Executive Officer (Robert M. Stutman) subsequent thereto receives no compensation from Good Ideas. There was no other executive officer of Good Ideas whose cash compensation exceeded $100,000 in fiscal 1997.

                                         ANNUAL COMPENSATION             LONG TERM COMPENSATION
NAME AND PRINCIPAL                     ------------------------   -------------------------------------
POSITION                               YEAR    SALARY     BONUS   COMPENSATION   OPTIONS   COMPENSATION
------------------                     ----   --------    -----   ------------   -------   ------------
William D. Robbins...................  1997   $120,000(1)    --             --        --             --
Chief Executive Officer..............  1996    160,000       --             --        --             --
                                       1995   $160,615       --             --        --             --

---------------

(1) Through December 31, 1996 when his employment agreement terminated.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

     Good Ideas did not grant any stock options during fiscal 1997 and has never granted any stock appreciation rights.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

     There were no stock options exercised in fiscal 1997; as indicated in the preceding subsection, no stock appreciation rights were ever granted; and, as indicated in the ensuring paragraph, there were no stock options outstanding as of March 31, 1997.

     In December 1993, the Board of Directors approved a stock option/stock issuance plan which covered 500,000 shares of the Good Ideas Common Stock. In December 1993, stock options expiring December 17, 2003 (the "Good Ideas Options") to purchase an aggregate of 37,500 shares of the Good Ideas Common Stock at $4.40 per share were granted to the then five directors. Good Ideas Options to purchase 7,500 shares each granted to Glenn A. Bergenfield and William DiTuro, who resigned as directors on November 16, 1995, terminated on February 16, 1996. Good Ideas Options to purchase 7,500 shares each granted to Karen B. Laustsen, Mames C.Witham and Gary S. Wolff, who resigned as directors on May 28, 1996, May 31, 1996 and July 3, 1996, respectively, terminated on August 26, 1996, August 29, 1996 and October 1, 1996, respectively. As a result, there were no Good Ideas Options outstanding on March 31, 1997.

OTHER COMPENSATION

     Good Ideas currently has no pension plan in effect and has in effect no stock option plan, no restricted stock plan, no stock appreciation rights nor any other long-term incentive plan under which grants or allocations may be made in fiscal 1997 or thereafter.

DIRECTOR COMPENSATION

     Good Ideas previously paid each director who is not a compensated officer of Good Ideas $1,000 for each Board meeting attended, plus reimbursement of reasonable out-of-pocket expenses. This policy has been suspended as part of the cost reduction actions.

EMPLOYMENT CONTRACTS

     Messrs. William D. Robbins and Richard Snyder entered into employment agreements with Good Ideas, which provided for terms from January 1, 1994 to December 31, 1996 and from June 1, 1995 to May 31, 1997 respectively. Pursuant to these agreements, Mr. Robbins was employed as Chief Executive Officer and Mr. Snyder was employed as Chief Operating Officer and President. Under the agreements, the Company agreed to pay Mr. Robbins and Mr. Snyder a base annual salary of $160,000 and $110,000 respectively. Such base salaries were subject to increase at the discretion of the Board of Directors. Mr. Robbins' employment agreement further provided that Mr. Robbins would receive bonuses at the discretion of the Board of Directors. Mr. Snyder's employment agreement provided for a performance bonus equal to 2% of the increase in gross revenues over the prior 12-month period first payable after May 31, 1996. In September 1995, Mr. Snyder was transferred, with his full consent, to USRR, a former wholly-owned subsidiary of SAT whose operations were discontinued on April 30, 1996, and was dissolved on December 31, 1996, upon the same terms and conditions as his former employment with Good Ideas. Mr. Robbins agreement was not renewed and, accordingly, his employment by Good Ideas terminated on December 31, 1996.

     In December 1993 and April 1994, William Rodish and Jody Harding entered into employment agreements with Good Ideas, which provided for three-year terms from January 1, 1994 to December 31, 1996 and from April 1, 1994 to March 31, 1997, respectively, at base annual salaries of $60,000 and $55,000, respectively. On October 13, 1995, Mr. Rodish resigned as the Vice President of marketing of Good Ideas. Mr. Rodish's employment contract was terminated with no further financial obligation on Good Ideas' part. In April 1996, Ms. Harding resigned as the Controller and the Secretary of Good Ideas. Ms. Harding's employment contract was terminated and Good Ideas made a $10,000 severance payment to Ms. Harding.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of June 30, 1997, certain information with respect to (1) any person who beneficially owned more than 5% of the Good Ideas Common Stock, (2) each director of Good Ideas, (3) the then Chief Executive Officer of Good Ideas who received no compensation from Good Ideas in fiscal 1997 and his predecessor who was the only executive officer of Good Ideas whose total annual salary and bonus exceeded $100,000 in fiscal 1996; and (4) all directors and executive officers as a group. Each beneficial owner who is a natural person has advised Good Ideas that he or she has sole voting and investment power as to the shares of the Good Ideas Common Stock reported in the table, except that, with respect to the beneficial ownership of SAT's shares, the voting and investment power is shared by the seven directors of SAT, a majority of whom must approve any vote or disposition of such shares.

                                                                                     PERCENTAGE OF
                                                               NUMBER OF SHARES       COMMON STOCK
NAME AND ADDRESS                                               OF COMMON STOCK        BENEFICIALLY
OF BENEFICIAL OWNER                                           BENEFICIALLY OWNED        OWNED(1)
-------------------                                           ------------------   ------------------
Substance Abuse Technologies, Inc...........................      2,400,000               60.8%
  4517 N.W. 31st Avenue
  Ft. Lauderdale, FL 33309

William D. Robbins(2).......................................        200,000                5.1
  c/o Good Ideas
  Enterprises, Inc.
  10410 Trademark Street
  Rancho Cucamonga, CA 91730


                                                                                     PERCENTAGE OF
                                                               NUMBER OF SHARES       COMMON STOCK
NAME AND ADDRESS                                               OF COMMON STOCK        BENEFICIALLY
OF BENEFICIAL OWNER                                           BENEFICIALLY OWNED        OWNED(1)
-------------------                                           ------------------   ------------------
Robert M. Stutman(3)........................................      2,400,000(4)            60.8
  4517 N.W. 31st Avenue
  Ft. Lauderdale, FL 33309
Linda H. Masterson(5).......................................              0                  0
  10410 Trademark Street
  Rancho Cucamonga, CA 91730
Michael S. McCord(6)........................................         10,000                nil
  Suite 701
  2001 Kirby Drive
  Houston, TX 77019
All directors and executive officers as a group (5
  persons)..................................................        210,000                5.3

---------------

(1) The percentages computed in this column of the table are based upon 3,948,680 shares of the Good Ideas Common Stock outstanding on June 30, 1997. No effect is given, pursuant to Rule 13d-3(d)(3)(i) under the Exchange Act, to shares issuable upon the exercise of Good Ideas Common Stock warrants because no person named in the table owns such a Warrant.
(2) Former Chief Executive Officer and a director of Good Ideas.
(3) Chairman of the Board and a director of Good Ideas and Chairman of the Board, Chief Executive Officer and a director of SAT.
(4) Mr. Stutman, as the Chairman of the Board the Chief Executive Officer and a director of SAT, may be deemed to be the beneficial owner of the SAT shares of the Good Ideas Common Stock. See, however, the introductory paragraph to this section.
(5) President and a director of Good Ideas and a director of SAT.
(6) A director of Good Ideas and SAT.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See the section "Management Services Agreement," "Relationships With SAT" and "Loans From Good Ideas to SAT and Affiliate" in Item 1 of this Report.

     For information as to the relationship of Mr. Stutman and Ms. Masterson to SAT, see the sections "Directors and Executive Officers" and "Employment Agreements" in Item 10 of this Report.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(A)(1) FINANCIAL STATEMENTS:

     Good Idea's financial statements appear in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below:

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP.................................  F-1
Report of Wolinetz, Gottlieb & Lafazan P.C..................  F-2
Statements of Net Assets in Liquidation as of March 31, 1997
  and 1996..................................................  F-3
Statement of Changes in Net Assets (Liabilities) in
  Liquidations for the year ended March 31, 1997............  F-4
Statements of Operations for the years ended March 31, 1997,
  1996 and 1995.............................................  F-5
Statements of Stockholders' Equity for the years ended March
  31, 1997, 1996 and 1995...................................  F-6
Statements of Cash Flows for the years ended March 31, 1997,
  1996 and 1995.............................................  F-7
Notes to Financial Statements...............................  F-8

(2) FINANCIAL STATEMENT SCHEDULES

     Schedules are omitted as they are not required or are not applicable or the required information is shown in the financial statements or notes thereto.

(3) EXHIBITS

     All of the following exhibits designated with a footnote reference are incorporated herein by reference to a prior registration statement filed under the Securities Act or a periodic report filed by Good Ideas or SAT pursuant to
Section 13 or 15(d) of the Exchange Act. If no footnote reference is made, the exhibit is filed with this Report.

EXHIBIT
 NUMBER                                   EXHIBITS
--------                                  --------
2(a)       --   Copy of Exchange of Stock Agreement and Plan of
                Reorganization dated May 7, 1992 between Good Ideas, U.S.
                Alcohol & Drug Testing International N.V. and David
                Brooks.(1)
2(b)       --   Copy of Agreement and Plan of Merger dated as of April 12,
                1996 by and among SAT, Good Ideas Acquisition Corp. and Good
                Ideas.(4)
2(b)(1)    --   Copy of Agreement and Plan of Merger dated as of February
                17, 1997 by and among SAT, Good Ideas Acquisition Corp. and
                Good Ideas.

3(a)(1)    --   Copy of the Certificate of Incorporation of Good Ideas as
                filed in Delaware on June 5, 1992.(1)
3(a)(2)    --   Copy of the Certificate of Merger of Good Ideas Enterprises,
                Inc., a Texas corporation, with and into Good Ideas as filed on December 17, 1992.(1)
3(a)(3)    --   Copy of the Restated Certificate of Incorporation of Good
                Ideas as filed in Delaware on February 3, 1994.(1)
3(b)       --   Copy of By-Laws of Good Ideas.(1)
10(a)      --   Copy of Employment Agreement dated as of December 15, 1993 between William D. Robbins and Good Ideas.(1)
10(b)      --   Copy of Employment Agreement dated as of December 15, 1993 between William Rodish and Good Ideas.(1)
10(c)      --   Copy of Employment Agreement dated as of June 1, 1995
                between Richard Snyder and Good Ideas.(1)
10(d)      --   Copy of Management Services Agreement dated December 29,
                1993 by and between Good Ideas and USAT.(1)
10(e)      --   Copy of Lease dated December 9, 1992 by and between Melvin
                E. Evans as landlord and Good Ideas as tenant.(1)
10(f)      --   Copy of Contribution Agreement dated December 15, 1993 by
                and between Good Ideas and SAT.(1)

EXHIBIT
 NUMBER                                   EXHIBITS
--------                                  --------
10(g)      --   Copy of Letter Agreement dated December 17, 1993 executed by and between Good Ideas and SAT.(1)
10(h)      --   Copy of Letter Agreement dated December 17, 1993 executed by
                SAT.(1)
10(i)      --   Copy of Demand Promissory Note dated March 31, 1995 executed by U.S. Rubber Recycling, Inc. in favor of Good Ideas.(2)
10(j)      --   Copy of Demand Promissory Note dated March 31, 1995 executed by SAT in favor of Good Ideas.(2)
10(k)      --   Copy of 1993 Stock Option Plan of Good Ideas.(1)
10(k)(1)   --   Form of Notice of Grant of Stock Option.(1)
10(k)(2)   --   Form of Stock Option Agreement.(1)
10(k)(3)   --   Form of Stock Issuance Agreement.(1)
10(l)      --   Copy of Employment Agreement dated April 1, 1994 between
                Jody Harding and Good Ideas.(4)
16         --   Letter dated November 16, 1995 from Wolinetz, Gottlieb &
                Lafazan, P.C. to the Securities and Exchange Commission
                relating to SAT.(3)

---------------

(1) Filed as an exhibit to the Registration Statement on Form S-1, File No. 33-73494, of Good Ideas and incorporated herein by this reference.
(2) Filed as an exhibit to Good Ideas' Annual Report on Form 10-K for the fiscal year ended March 31, 1995 and incorporated herein by this reference.
(3) Filed as an exhibit to USAT's Current Report on Form 8-K/A filed on November 22, 1995 and incorporated herein by this reference.
(4) Filed as an exhibit to Good Ideas' Annual Report on Form 10-K for the fiscal year ended March 31, 1996 and incorporated herein by this reference.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 14, 1997.

                                          GOOD IDEAS ENTERPRISES, INC.
                                          (Company)

                                          By:
                                            ------------------------------------
                                                     Robert M. Stutman
                                            Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities indicated on July 14, 1997.

                      SIGNATURE                                      TITLE                    DATE
                      ---------                                      -----                    ----
                                                         Principal Executive Officer
-----------------------------------------------------      and Director
                  Robert M. Stutman

                                                         Principal Financial and
-----------------------------------------------------      Accounting Officer
                   Robert Muccini

                                                         Director
-----------------------------------------------------
                 Linda H. Masterson

                                                         Director
-----------------------------------------------------
                 William D. Robbins

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders
Good Ideas Enterprises, Inc.
Rancho Cucamonga, California

     We have audited the statements of net assets in liquidation of Good Ideas Enterprises, Inc. as of March 31, 1997 and 1996 and the related statement of changes in net assets (liabilities) in liquidation for the year ended March 31, 1997. In addition, we have audited the statements of operations, stockholders' equity, and cash flows for the year ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As more fully described in Note 1 to the financial statements, on February 26, 1996, the majority stockholder of the Company approved a plan to liquidate and dispose of the net assets of the Company, and the Company commenced liquidation shortly thereafter. As a result, the Company changed its basis of accounting as of March 31, 1996, and for the periods subsequent to that date, from the going-concern basis to a liquidation basis.

     In our opinion, the statements referred to above present fairly, in all material respects, the net assets in liquidation of Good Ideas Enterprises, Inc. as of March 31, 1997 and 1996, the change in net assets (liabilities) in liquidation for the year ended March 31, 1997, and the results of its operations and its cash flows for the year ended March 31, 1996, in conformity with generally accepted accounting principles applied on the basis described in the preceeding paragraph.

Miami, Florida
July 3, 1997

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders
Good Ideas Enterprises, Inc.
Rancho Cucamonga, California

     We have audited the accompanying statements of operations, stockholders' equity and cash flows of Good Ideas Enterprises, Inc. for the year ended March 31, 1995. These statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the statements referred to above present fairly, in all material respects, the results of operations and cash flows of Good Ideas Enterprises, Inc. for the year ended March'31, 1995, in conformity with generally accepted accounting principles.

                                          WOLINETZ, GOTTLIEB & LAFAZAN, P.C.

Rockville Centre, New York
May 26, 1995

                          GOOD IDEAS ENTERPRISES, INC.

                    STATEMENTS OF NET ASSETS IN LIQUIDATION

                                                                      MARCH 31
                                                              -------------------------
                                                                 1997          1996
                                                              -----------   -----------
                           ASSETS
  Cash and cash equivalents.................................  $     1,484   $    82,701
  Accounts receivable (net of allowance for bad debts of
     $77,000 in 1996).......................................           --        61,612
  Inventories...............................................           --       196,209
  Prepaid expenses..........................................           --         7,358
  Note receivable -- parent.................................           --     2,052,243
  Equipment, net............................................           --        15,801
  Other assets..............................................           --         6,808
                                                              -----------   -----------
Total assets................................................        1,484     2,422,732
                        LIABILITIES
  Accounts payable..........................................        8,880        86,830
  Accrued expenses..........................................           --        28,858
  Capital lease obligations.................................           --        22,519
  Reserve for sale or liquidation costs.....................           --       110,000
                                                              -----------   -----------
Total liabilities...........................................        8,880       248,207
Commitments and contingencies...............................           --            --
                                                              -----------   -----------
Net assets (liabilities) in liquidation*....................  $    (7,396)  $ 2,174,525
                                                              ===========   ===========
* Comprised of the following:
Preferred stock, $.001 par value; 2,000,000 shares
  authorized, none issued and outstanding...................           --            --
Common stock; $001 par value, 20,000,000 shares authorized;
  3,948,680 shares issued and outstanding in 1997 and
  1996......................................................  $     3,949   $     3,949
Additional paid-in capital..................................    5,768,662     5,768,662
Accumulated deficit.........................................   (5,780,007)   (3,598,086)
                                                              -----------   -----------
                                                              $    (7,396)  $ 2,174,525
                                                              ===========   ===========

                            See accompanying notes.

                          GOOD IDEAS ENTERPRISES, INC.

        STATEMENT OF CHANGES OF NET ASSETS (LIABILITIES) IN LIQUIDATION
                                 MARCH 31, 1997

Expenses incurred in liquidation............................  $  (311,755)
Interest income -- parent...................................      162,289
Reserve for note receivable -- parent.......................   (2,032,455)
                                                              -----------
Decrease in net assets......................................   (2,181,921)
Net assets at April 1, 1996.................................    2,174,525
                                                              -----------
Net deficit at March 31, 1997...............................  $    (7,396)
                                                              ===========

                            See accompanying notes.

                          GOOD IDEAS ENTERPRISES, INC.

                            STATEMENTS OF OPERATIONS

                                                                 FOR THE YEARS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 1996          1995
                                                              -----------   -----------
Net sales...................................................  $ 1,508,819   $ 4,606,039
Cost of sales...............................................    1,345,349     3,281,999
                                                              -----------   -----------
Gross profit................................................      163,470     1,324,040
Operating expenses:
  Selling, general and administrative expenses..............    1,278,633     1,924,078
  Management fees -- parent.................................      225,000       305,121
  Write down of fixed assets and inventory to net realizable
     value..................................................      258,388            --
  Projected costs through sale or liquidation...............      110,000            --
                                                              -----------   -----------
Total operating expenses....................................    1,872,021     2,229,199
                                                              -----------   -----------
Loss from operations........................................   (1,708,551)     (905,159)
                                                              -----------   -----------
Other income (expense):
  Loss on sale of assets....................................      (19,930)           --
  Interest expense -- parent................................           --        (3,862)
  Interest income (expense).................................        3,516        41,930
  Interest income -- parent.................................      157,813        20,803
  Interest income -- affiliated Company.....................           --        47,379
  Other income..............................................          860           602
                                                              -----------   -----------
Total other income..........................................      142,259       106,852
                                                              -----------   -----------
Net loss....................................................  $(1,566,292)  $  (798,307)
                                                              ===========   ===========
Weighted average common shares outstanding..................  $ 3,968,372   $ 4,065,200
                                                              ===========   ===========
Net loss per common share...................................  $      (.39)  $      (.20)
                                                              ===========   ===========

                            See accompanying notes.

                          GOOD IDEAS ENTERPRISES, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE YEARS ENDED MARCH 31, 1996 AND 1995

                                                       ADDITIONAL
                                             COMMON     PAID-IN      ACCUMULATED
                                             STOCK      CAPITAL        DEFICIT         TOTAL
                                             ------    ----------    -----------    -----------
Balance at April 1, 1994...................  $4,000    $5,482,341    $(1,233,487)   $ 4,252,854
Sale of 65,200 shares of Common Stock in
  connection with over-allotment provision
  of initial public offering, net of
  offering costs of $44,731................     65        281,204             --        281,269
Net loss for the year ended March 31,
  1995.....................................     --             --       (798,307)      (798,307)
                                             ------    ----------    -----------    -----------
Balance at March 31, 1995..................  4,065      5,763,545     (2,031,794)     3,735,816
Surrender of 126,520 shares of Common Stock
  by former officer in connection with
  resignation..............................   (126)           127             --              1
Issuance of 10,000 shares of Common Stock
  to officer for compensation..............     10          4,990             --          5,000
Net loss for the year ended March 31,
  1996.....................................     --             --     (1,566,292)    (1,566,292)
                                             ------    ----------    -----------    -----------
Balance at March 31, 1996..................  $3,949    $5,768,662    $(3,598,086)   $ 2,174,525
                                             ======    ==========    ===========    ===========

                             See accompanying notes

                          GOOD IDEAS ENTERPRISES, INC.

                            STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED MARCH 31
                                                              --------------------------
                                                                 1996           1995
                                                              -----------    -----------
OPERATING ACTIVITIES
Net loss....................................................  $(1,566,292)   $  (798,307)
Adjustments to reconcile net loss to net cash used by
  operating activities:
  Provision for bad debts and allowances....................        4,575         27,273
  Depreciation..............................................       60,137         45,038
  Loss on sale of assets....................................       19,930             --
  Value of common stock issued to officer for services......        5,000             --
  Writedown of fixed assets and inventory to net realizable
     value..................................................      258,388             --
  Change in provision for projected costs through sale or
     liquidation............................................      110,000             --
  Changes in operating assets and liabilities:
     Change in account receivable...........................      251,020        713,198
     Change in inventories..................................      370,400        (90,235)
     Change in prepaid expenses.............................      102,599        (15,764)
     Change in other assets.................................        8,535         (5,508)
     Change in accounts payable.............................      (55,391)      (585,791)
     Change in accrued expenses.............................      (12,459)      (102,101)
                                                              -----------    -----------
Net cash used by operating activities.......................     (443,558)      (812,197)
INVESTING ACTIVITIES
  Purchase of property and equipment........................      (14,846)       (54,715)
  Disposition of property and equipment.....................       28,187             --
                                                              -----------    -----------
Net cash provided (used) by investing activities............       13,341        (54,715)
FINANCING ACTIVITIES
  Proceeds of long-term debt................................           --         21,703
  Payments of obligations under capital leases..............       (9,108)       (32,819)
  Proceeds from sale of common stock pursuant to initial
     public offering........................................           --        326,000
  Expenses of initial public offering.......................           --        (44,731)
  Net repayment of loan from parent.........................           --       (437,283)
  Net loans from (to) parent................................      170,671     (1,195,580)
  Loans to affiliated company...............................           --     (1,027,334)
                                                              -----------    -----------
Net cash provided (used) by financing activities............      161,563     (2,390,044)
                                                              -----------    -----------
Decrease in cash and cash equivalents.......................     (268,654)    (3,256,956)
Cash and cash equivalents -- beginning of year..............      351,355      3,608,311
                                                              -----------    -----------
Cash and cash equivalents -- end of year....................  $    82,701    $   351,355
                                                              ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH INFORMATION
Cash paid for interest......................................  $     1,047    $     1,999
                                                              ===========    ===========

                            See accompanying notes.

                          GOOD IDEAS ENTERPRISES, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997

1. PLAN OF SALE OR LIQUIDATION AND BASIS OF PRESENTATION

     The Board of Directors of Substance Abuse Technologies, Inc., formerly U.S. Alcohol Testing of America, Inc., (SAT or Parent), owner of 60.8% of the Common Stock of Good Ideas Enterprises, Inc. (Good Ideas or the Company), decided in its February 26, 1996 meeting to focus on its drug and alcohol testing and human resource provider business and to dispose of what it considered to be non-core businesses, such as the Company. The SAT directors concluded that, because of the history of losses in the Company and what it believed to be the problems general in the toy industry, it would be difficult to make the Company's operations profitable in a reasonable amount of time, if ever. SAT management was authorized by its Board to seek offers to purchase the Company.

     Effective March 31, 1996, the Company changed its basis of accounting from the going concern basis to a liquidation basis. Under the liquidation basis of accounting assets are adjusted to amounts estimated to be realizable, liabilities are stated at anticipated settlement amounts and estimated costs of liquidating the Company are provided to the extent reasonably determinable. Accordingly, the Company has recorded a reserve for the estimated costs to sell or liquidate the Company. The statements of operations, stockholders equity and cash flows for the year ended March 31, 1995 has been prepared using the historical cost (going concern) basis of accounting on which the Company had previously been reporting its results of operations.

     The financial statements for 1997 and 1996 reflect a write-down of inventory and fixed assets in the amount of approximately $147,000 and $258,000, respectively, to reduce the carrying values of these assets to estimated net realizable value. In addition in fiscal 1996, the Company projected cost of operations through the date of sale or liquidation of $110,000. This reserve was netted against costs incurred by the Company in 1997, including the aforementioned write-offs. Through July 3, 1997, the Company has not received an acceptable offer to purchase the Company and there is no assurance that an acceptable offer will be received.

     In April 1997, SAT filed a Registration Statement on Form S-4 under the Securities Act of 1933, as amended (the Securities Act) to register shares of SAT's common stock to be issued to the minority stockholders of the Company upon consummation of a proposed merger of a wholly-owned subsidiary of SAT with and into the Company. There are no assurances that the minority stockholders will approve the merger.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

     The Company, which operates in a single industry segment, designs, manufactures, markets and distributes a variety of toy products for children.

USE OF ESTIMATES

     Liquidation accounting includes management's best estimates of the amounts expected to be realized on the sale or liquidation of the Company's business. The amounts the Company will ultimately receive could differ from management's estimates.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid cash investments with an original maturity of three months or less when purchased to be cash equivalents.

INVENTORIES

     In accordance with liquidation accounting described in Note 1, inventories are stated at net realizable value.

                          GOOD IDEAS ENTERPRISES, INC.

PROPERTY AND EQUIPMENT

     In accordance with liquidation accounting described in Note 1, property and equipment is stated at net realizable value. The Company had no property and equipment at March 31, 1997. Through March 31, 1996, depreciation was computed by straight-line method over the estimated useful lives of the related assets which range from 5 to 7 years. Expenditures for maintenance and repairs are charged to expense as incurred whereas major betterments and renewals are capitalized.

MANAGEMENT SERVICES AGREEMENT

     The amount of management fees charged to the Company by SAT has been determined by the estimated cost of SAT's resources required to provide such services to the Company. In view of the decision to sell or liquidate the Company, management fees charged by SAT pursuant to this agreement were suspended after December 31, 1995.

REVENUE RECOGNITION

     Sales are recorded as products are shipped. The Company provides a reserve for returns and allowances as a percentage of recorded sales. The Company does not make consignment sales.

INCOME TAXES

     The Company accounts for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

ACCOUNTING FOR STOCK BASED COMPENSATION

     The Company accounts for shares of Common Stock and warrants issued to employees in accordance with the provisions of the Accounting Principles Board Opinion No. 25 (APB 25) Accounting for Stock Issued to Employees.

NET LOSS PER COMMON SHARE

     Loss per common share is based upon the weighted average number of common shares outstanding during the periods reported. Common stock equivalents have not been included in this calculation since their inclusion would be antidilutive.

3. INVENTORIES

     Inventories are summarized as follows:

                                                                    MARCH 31
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
Finished goods..............................................  $113,504    $ 74,976
Work in process.............................................    29,094      43,463
Raw Materials...............................................   201,137     274,770
                                                              --------    --------
                                                               343,735     393,209
Less: Reserve for writedown to net realizable value.........   343,735     197,000
                                                              --------    --------
                                                              $     --    $196,209
                                                              ========    ========

                          GOOD IDEAS ENTERPRISES, INC.

4. PROPERTY AND EQUIPMENT

     Equipment at March 31,1996 is summarized as follows:

Warehouse equipment.........................................  $27,088
Less: Accumulated depreciation..............................   11,287
                                                              -------
                                                              $15,801
                                                              =======

5. NOTE RECEIVABLE -- PARENT

     The note receivable from SAT consists of demand loans bearing interest at the rate of 8% per annum, and the due date has been extended to five days after the end of the consent solicitation for the merger with SAT. The note is secured by SAT's shares in the Company.

     Based on the financial condition of SAT, this note has been fully reserved at March 31, 1997.

6. CAPITAL LEASE OBLIGATIONS

     As of March 31, 1996, the Company had capital lease obligations of $22,519. In fiscal 1997, these obligations were transferred to SAT.

7. STOCKHOLDERS' EQUITY

     On February 17,1994, the Company completed an initial public offering of its Common Stock. The Company sold 1,200,000 shares at $5.00 per share and netted approximately $4,735,000. In connection with the offering, the underwriters were granted, for a nominal fee, Common Stock Purchase Warrants entitling the underwriters to purchase up to 120,000 shares of Common Stock at $7.50 per share. As a result of the sales of these securities, SAT had its ownership reduced to 60%.

     In April 1994, an additional 65,200 shares of Common Stock were sold pursuant to the initial public offering's over-allotment provision and the Company netted approximately $281,000. As a result of the sales of these securities, SAT had its ownership reduced to 59%.

     On May 5, 1995, Keith Parten resigned as director, Chief Operating Officer and President of the Company. Mr. Parten returned to the Company 126,520 shares of Common Stock. Such shares were canceled by the Company. The cancellation of these shares increased SAT's ownership interest in the Company from 59% to 60.8%.

     On December 1, 1995, 10,000 shares of Common Stock were issued to an officer for compensation.

8. STOCK OPTION/STOCK ISSUANCE PLAN

     In December 1993, the Board of Directors approved a stock option/stock issuance plan which covers 500,000 shares of the Company's Common Stock. Both the Discretionary Option Grant Program and the Stock Issuance Program call for options to be granted at an exercise price not less than 85% of fair market value of such shares on the grant date. Each option granted will have a maximum term of ten years, subject to earlier termination following the optionee's cessation of service with the Company. The vesting period may vary subject to each program's terms.

     In December 1993, a total of 37,000 stock options with an exercise price of $4.40 per share were granted to five directors.

                          GOOD IDEAS ENTERPRISES, INC.

     A summary of stock option activity follows:

                                                             INCENTIVE STOCK
                                                                 OPTIONS
                                                                NUMBER OF       PRICE RANGE
                                                                 SHARES          PER SHARE
                                                             ---------------    -----------
Outstanding, April 1, 1995.................................       37,500           $4.40
Granted....................................................           --              --
Expired....................................................      (15,000)           4.40
                                                                 -------
Outstanding, March 31, 1996................................       22,500            4.40
Granted....................................................           --              --
Expired....................................................      (22,500)           4.40
                                                                 -------
Outstanding, March 31, 1997................................           --              --
                                                                 =======

9. MAJOR CUSTOMERS AND SUPPLIERS

     The Company discontinued operations on March 31, 1996. During the years ended March 31, 1996 and 1995, a small group of customers accounted for the major share of the Company's net sales for such periods. The following is a summary of customers comprising 10% or greater of the Company's net sales:

                                                              NUMBER OF     PERCENTAGE
YEAR ENDED MARCH 31                                           CUSTOMERS    OF NET SALES
-------------------                                           ---------    ------------
1996........................................................     One           52%
1995........................................................     Two       59% and 21%

     Included in accounts receivable as of March 31, 1996 are amounts due from its major customers totaling $3,000, respectively.

     During the year ended March 31, 1996, the Company contracted for the manufacture of a majority of its products from three suppliers.

10. COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AGREEMENTS

     On May 12, 1995, the Company entered into a two-year employment agreement, effective June 1, 1995, with a new Chief Operating Officer. The agreement provided for an aggregate minimum annual salary of $110,000 as well as reimbursement of related business expenses incurred. The executive and his employment agreement were transferred to another subsidiary of SAT, the common Parent, during September 1995.

MANAGEMENT AGREEMENT -- PARENT

     On April 1, 1993, the Company entered into a Management Agreement with SAT which obligates the Company to pay ten (10.0%) percent of its product sales as consideration for administrative management services to be provided by SAT.

     In December 1993, the Company entered into a new Management Services Agreement with SAT. Under the terms of the revised agreement, which is retroactive to October 1, 1993, the Company is obligated to pay a management fee of $25,000 per month plus five (5.0%) percent of its annual gross revenue in excess of $5,000,000. The new agreement expired on September 30, 1994, and pursuant to the terms of the agreement, was automatically renewed for one year. At September 30, 1995, the agreement was automatically renewed for another year. The Board of Directors of SAT suspended the management fee retroactive to January 1, 1996, at its February 26, 1996 meeting in view of its decision to sell or liquidate the Company.

                          GOOD IDEAS ENTERPRISES, INC.

11. INCOME TAXES

     For income tax purposes, the Company has net operating loss carryforwards at March 31, 1997 of approximately $3,163,500, expiring from 2007 to 2012 if not offset against future federal taxable income.

     Pursuant to Section 382 of the Internal Revenue Code, due to changes in the ownership of the Company, the utilization of these loss carryforwards may be subject to an annual limitation based on a long-term tax exempt rate.

     Income tax benefit attributable to net loss differed from the amounts computed by applying the statutory Federal Income tax rate as a result of the following:

                                                                MARCH 31
                                                   ----------------------------------
                                                     1997        1996         1995
                                                   --------    ---------    ---------
Computed expected tax benefit....................  $ 50,818    $ 532,539    $ 263,000
Decrease in tax benefit resulting from:
  Net operating loss for which no benefit is
     currently available.........................   (50,818)    (532,539)    (263,000)
                                                   --------    ---------    ---------
                                                   $     --    $      --    $      --
                                                   ========    =========    =========

     The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset are presented below.

                                                                MARCH 31
                                                  ------------------------------------
                                                     1997          1996         1995
                                                  ----------    ----------    --------
Net operating loss carryforward.................  $1,076,000    $1,025,000    $492,000
Less: valuation allowance under SFAS No. 109....   1,076,000     1,025,000     492,000
                                                  ----------    ----------    --------
Net deferred tax assets.........................  $       --    $       --    $     --
                                                  ==========    ==========    ========

     SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $1,076,000 valuation allowance at March 31, 1997 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $51,000.

                          GOOD IDEAS ENTERPRISES, INC.
                         ANNUAL REPORT ON FORM 10-K FOR
                        FISCAL YEAR ENDED MARCH 31, 1997
                           EXHIBIT FILED WITH REPORT

EXHIBIT                                                                       PAGE
NUMBER                                   EXHIBIT                             NUMBER
-------                                  -------                             ------
2(b)(1)   --   Agreement and Plan of Merger dated as of February 17, 1997 by and among SAT, Good Ideas Acquisition Corp. and Good
               Ideas Enterprises, Inc......................................   E-2