Form 10-Q
period 1997-06-30
GOOD IDEAS ENTERPRISES INC
filed 1997-08-21
CIK 916714

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      JUNE 30, 1997

Commission File Number:             1-12722


                          GOOD IDEAS ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)


DELAWARE                                    #75-2206675
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)              Identification Number)


4517 NW 31st Avenue, Ft. Lauderdale, FL                            33309
(Address of Principal Executive Offices)                           (Zip Code)


(954) 739-9600
Registrant's Telephone Number, Including Area Code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [] Yes [X] No


APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

As of August 14 ,1997 - Common Stock, $.001 Par Value, -   3,948,680 shares

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                          GOOD IDEAS ENTERPRISES, INC.
                     STATEMENT OF NET ASSETS IN LIQUIDATION
                                   (UNAUDITED)

                                     ASSETS                                  JUNE 30        MARCH 31
                                                                               1997           1997
                                                                            --------------------------

  Cash and Cash                                                             $     1,484    $     1,484
  Accounts Receivable                                                                --             --
  Inventories                                                                        --             --
  Prepaid Expense                                                                    --             --
  Note Receivable - Parent                                                           --             --
  Equipment                                                                          --             --
  Other Assets                                                                       --             --
                                                                            --------------------------
Total Assets                                                                      1,484          1,484
                                                                            ==========================

                                   LIABILITIES

  Accounts Payable                                                                8,880          8,880
  Accrued Expense                                                                    --             --
  Capital Lease Obligations                                                          --             --
Reserve For Liquidation Costs                                                        --             --
                                                                            --------------------------
Total liabilities                                                                 8,880          8,880
                                                                            --------------------------

Commitments and Contingencies                                                        --             --

                                                                            --------------------------
Net Assets(Liabilities) in Liquidation*                                     $    (7,396)   $    (7,396)
                                                                            ==========================
  Compromised of the Following

Preferred Stock, $.001 Par Value, 2,000,000
Shares Authorized, None Issued and Outstanding                              $        --    $        --
Common Stock, $.001 Par Value, 20,000,000 Shares Authorized, Issued
and Outstanding 3,948,680 Shares at June 30, 1997 and March 31, 1997        $     3,949    $     3,949

Additional Paid In Capital                                                    5,776,662      5,776,662
Accumulated Deficit                                                          (5,780,000)    (5,780,007)
                                                                            --------------------------
                                                                            $    (7,396)   $    (7,396)
                                                                            ==========================



    The accompanying notes are an integral part of the financial statements.

                          GOOD IDEAS ENTERPRISES, INC.
                             STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     FOR THE THREE    FOR THE THREE
                                                      MONTHS ENDED     MONTHS ENDED
                                                     JUNE 30, 1997    JUNE 30, 1996
                                                    -------------------------------

Net Sales (Returns)                                 $            --     $    (1,132)
Cost of Sales                                                    --          20,752
                                                    -------------------------------

Gross Profit (Loss)                                              --         (21,884)

Operating Expenses:                                              --              --
Selling, General and Administrative Expenses                     --          68,732
Management Fees - Parent                                         --              --
Projected costs through sale or liquidation                      --         (49,634)

Total Operating Expenses                                         --         (21,884)
Loss from Operations                                             --
Other Income                                                     --
                                                    -------------------------------
Net Loss                                            $            --     $   (21,884)
                                                    ===============================

Weighted Average Common Shares Outstanding                3,948,680       3,948,680

Net Loss Per Common Share                           $          (.00)    $      (.00)






    The accompanying notes are an integral part of the financial statements.

                          GOOD IDEAS ENTERPRISES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  FOR THE THREE MONTHS ENDED
                                                                                JUNE 30, 1997     JUNE 30, 1996
                                                                                -------------------------------

CASH FLOW FROM OPERATING ACTIVITIES
Net Loss                                                                        $        --         $       --
  Adjustments to reconcile Net Loss to: cash used by operating activities
  Depreciation                                                                           --                 --
  Provision for Sales Returns and Allowances                                             --                 --
Changes in Operating Assets and Liabilities:                                             --                 --
  (Increase)Decrease in Accounts Receivable                                              --             23,650
  (Increase) Decrease in Inventories                                                     --               (525)
  (Increase) Decrease in Prepaid Expenses                                                --              3,207
  Increase (Decrease) in Accounts Payable                                                --            (64,406)
  Increase (Decrease) in Accrued Expenses                                                --              6,414
  Increase (Decrease) in Reserve for Sale of Liquidation Costs                           --            (49,634)
                                                                                ------------------------------
Net Cash Provided (Used) by Operating Activities                                         --            (81,294)
                                                                                ------------------------------
CASH FLOW FROM INVESTING ACTIVITIES:
Purchases of Property and Equipment                                                      --                 --
CASH FLOWS FROM FINANCING ACTIVITIES:                                                    --
Net Repayment of Loan to Parent                                                          --              7,008
Loans to Affiliated Company                                                                                 --
Payments of Long Term Debt                                                               --               (759)
                                                                                ------------------------------
Net Cash Flow from Financing Activities                                                  --              6,249
                                                                                ------------------------------

Net Decrease in Cash and Cash Equivalents                                                --            (75,045)
Cash and Cash Equivalents - Beginning of Period                                       1,484             82,701
                                                                                ------------------------------
Cash and Cash Equivalents - End of Period                                       $     1,484         $    7,656
                                                                                ==============================

Supplemental Cash Flow Information:

Cash Paid for Interest                                                                   --                229

Cash Paid for Income Taxes                                                               --                 --







     The accompanying notes are an integral part of the financial statements

                          GOOD IDEAS ENTERPRISES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 - Plan of Sale or Liquidation and Basis of Presentation

The Board of Directors of Substance Abuse Technologies, Inc. ("SAT"), owner of 60.8% of the Common Stock of Good Ideas Enterprises, Inc. (the "Company") decided at its February 26, 1996 meeting to focus on its drug and alcohol testing and human resource provider business and to dispose of what it considered to be noncore businesses, such as the toy operations conducted by the Company. The SAT directors concluded that, because of the history of losses in the Company and what it believed to be the problems generally in the toy industry, as well as the belief that new products are necessary to turn the Company around, it would be difficult to make the Company's operations profitable in a reasonable amount of time, if ever. SAT management was authorized by its Board to seek offers to purchase the Company. There can be no assurance that an acceptable offer will be received or as to the terms of such offer. To facilitate this plan, in April 1996, SAT filed a Registration Statement on Form S-4 under the Securities Act of 1933, as amended (the "Securities Act"), to register shares of SAT's common stock to be issued to the minority stockholders of the Company upon consummation of a proposed merger of a wholly-owned subsidiary of SAT with and into the Company. If no acceptable offer to purchase is received by the date on which the results of SAT's consent solicitation are known, SAT intends to liquidate the Company, even if the merger is rejected by the Company's minority stockholders.

Although there can be no assurance that the minority stockholders will approve the merger, effective March 31, 1996, the Company changed its basis of accounting from the going concern basis to a liquidation basis. Under the liquidation basis of accounting assets are adjusted to amounts estimated to be realizable, liabilities are stated at anticipated settlement amounts and estimated costs of liquidating the Company are provided to the extent reasonably determinable.

Note 2- Liquidation

The Board of Directors of SAT, at its February 26, 1996 meeting, reached a decision to either sell or liquidate the Company. Accordingly, the financial statements for the year ended March 31, 1997 reflected the assets and liabilities on a liquidation basis.

As indicated in Note 1, SAT's Registration Statement, when declared effective under the Securities Act, will permit SAT, through a consent solicitation, to acquire the common shares owned by the minority interest and, as a result, SAT would own 100% of the Company.

There can be no assurance that such solicitation will be successfully consummated. If no acceptable offer to purchase is received by the date on which the results of SAT's consent solicitation are known, SAT intends to liquidate the Company, even if the merger is rejected by the Company's minority stockholders.


ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The Company is considered a discontinued operation and management will liquidate any remaining assets. The inventory is currently being warehoused awaiting such liquidation. There were no sales during the current fiscal period and, therefore, no management discussion is appropriate.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not Applicable

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

              There are no known legal proceedings against the Company.

ITEM 2.  CHANGES IN SECURITIES.

              There have been no changes in securities of the Company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

              None

ITEM 4.  SUBMISSION OF MATTERS FOR A VOTE OF SHAREHOLDERS.

              Not applicable.

ITEM 5.  OTHER INFORMATION.

              Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

              There are no exhibits and there were no reports filed on Form 8-K for the quarter ended June 30, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                          GOOD IDEAS ENTERPRISES, INC
                                                 Registrant

August 19, 1997                      BY: /s/ Robert M. Stutman
                                         -------------------------------
                                             Robert M. Stutman
                                             Chief Executive Officer and
                                             Chairman of the Board


August 19, 1997                      BY: /s/ Robert Muccini
                                         -------------------------------
                                              Robert Muccini
                                              Treasurer, Chief Financial Officer
                                              and Chief Accounting Officer